Form 10KSB
period 2000-06-30
PHOENIX METALS USA II INC
filed 2000-10-11
CIK 1104816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2000 ------------------------------------------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	-----------------	to	-------------------
Commission file number	000-30570 --------------------------------------------------

Phoenix Metals U.S.A. II, Inc. ----------------------------------------------------------------------------------------------------- (Name of small business issuer in its charter)

Nevada ---------------------------------------- (State or other jurisdiction of incorporation or organization)	95-4571729 ------------------------------------------- (I.R.S. Employer Identification No.)

801 South Rampart Boulevard, Suite 178 Las Vegas, Nevada ---------------------------------------- (Address of principal executive offices)	89128 ------------------------------------------- (Zip Code)

Issuer's telephone number	(702) 947-2178 --------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
-------------------------------------------	------------------------------------------------
-------------------------------------------	------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.0001 ---------------------------------------------------------------------------------------------------- (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year.	$-0- ---------------------------------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 6, 2000. Approximately $10,415,479.82

Transitional Small Business Disclosure Format (Check one): [ ]Yes [X] No

                                                            Table of Contents
Page
PART I	4
Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	4 8 9 12

Part II	12

      Item 5.   Market for Common Equity and Related Security Holder Matters
      Item 6.   Management Discussion and Analysis or Plan of Operation
      Item 7.   Financial Statements
      Item 8.   Changes in and Disagreements with Accounts on Accounting
                    and Financial Disclosure

12 14 17 29

Part III	29

      Item 9.    Directors, Promotors and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act of 1934
      Item 10.   Executive Compensation
      Item 11.   Security Ownership of Certain Beneficial Owners and
                      Management
      Item 12.   Certain Relationships and Related Transactions
      Item 13.   Exhibits and Reports on Form 8-K

29 30 30 31 32

PART I

Item 1.     Description of Business.

     History and Organization

        The Company was originally formed as Powell Capital Corporation, a Colorado corporation, on December 22, 1986. In June 1987, the Company acquired all of the issued and outstanding common stock of Imagenét Systems, Inc., a Florida corporation, in exchange for shares of the Company's common stock. In November 1987, Powell Capital Corporation amended its articles of incorporation on file with the Colorado Secretary of State to change its name to Imagenét Systems, Inc. In June 1993, the Company entered into an agreement with Robert F. Flaherty and Diana Lee Flaherty, whereby the Company acquired the rights to remove and use certain tonnages of volcanic cinder ore and a license to utilize certain processes and equipment, each such asset owned by or licensed to the Flahertys, in exchange for shares of the Company's common stock. See Item 2 -- Description of Property. Ms. Flaherty currently is Chairperson of the Board of Directors, Chief Executive Officer, Secretary and Treasurer, and Mr. Flaherty currently is a director Chief Operating Officer and President of the Company. In August 1993, the Company further amended its articles of incorporation to change its name to Phoenix Metals U.S.A. II, Inc. In March 2000, the Company filed articles of merger with the Colorado and Nevada Secretaries of State to change the Company's state of incorporation from Colorado to Nevada. The Company changed its state of incorporation to Nevada because its principal offices and most of its operations are located in Nevada, and management believes that Nevada's minimal annual corporation fees and general corporate law are advantageous to the Company.

        The Company (as Powell Capital Corporation) was initially formed as a "blank check" entity to obtain funding from investors to seek out and take advantage of business opportunities. Then current management believed that by positioning the Company as a small, publicly held company whose common stock was already listed for trading on the OTC BB with substantial liquidity, various business opportunities would become available. As a result of this strategy, the Company (as Powell Capital Corporation) acquired all of the issued and outstanding common stock of Imagenét Systems, Inc. in a tax free exchange. Imagenét Systems, Inc. was in the business of developing various computer software programs. At the time of the Flahertys' acquisition of control in June 1993, the Company had substantially wound down its activities in software development and sought to commence its present operations. In order to effect the change in control and business operations, Imagenét Systems, Inc. entered into an agreement with Mr. Flaherty whereby Mr. Flaherty was issued an aggregate of 203,271,200 shares of common stock (prior to a one for 100 reverse stock split effected July 9, 1993) in exchange for land use and mining rights, 75,000 tons of volcanic cinder ore reserves and for the right to use processes and equipment licensed to the Flahertys, specifically a process for removing precious and noble metals from volcanic cinder ore and equipment, not the proprietary processes and equipment presently used by the Company. See Item 1 -- Description of Business, Proprietary Technology. At the time of the transaction, the parties valued the mineral ores at $1,000 per ton. The value was determined based in part on the Company being able to successfully extract the precious and noble metals from the ore using its technology and equipment.

    Business Operations

        The Company is a development stage, high technology metals processing and smelting company. The Company's activities to date have involved the development or improvement of proprietary processes or techniques to be employed in extracting precious and noble metals from volcanic cinder ores. As used in this registration statement, precious metals refer to gold and silver, and noble metals refer to platinum group metals. Platinum group metals include platinum, palladium, rhodium, iridium, ruthenium and osmium. The Company's current operations solely consist of pilot or test production of doré metal bars ready for either separation into individual precious and noble metals at a refinery or sale to a buyer. Doré metal bars are bars of the processed but unseparated precious and noble metals extracted from volcanic cinder ore. The Company's pilot operations produce doré metal bars in limited quantities for purposes of testing the Company's technology. Since July 1993, t

*	developing and acquiring proprietary processes for the extraction of precious and noble metals from volcanic cinder ore;
*	acquiring and developing refining/smelting equipment;
acquiring and developing refining/smelting equipment;
*	obtaining permits, licenses and other governmental approvals;
*

obtaining patents or other proprietary information and technology relating to concentrating, smelting and separating complex volcanic cinder ore containing precious and noble metals, or the license thereof;

*

constructing a testing and pilot smelting plant and ore mill to produce doré metal bars containing precious and noble metals, in an amount sufficient to conduct fire, instrumental, chemical assay testing and volume production test runs under various conditions;

*	engineering and designing environmentally compatible ore processing facilities and systems;
*	formulating ore processing formulas; and
*	establishing employee and management policies and procedures.

        The Company spent approximately $411,540 for the fiscal year ended June 30, 2000, $617,169 for the fiscal year ended June 30, 1999, and $368,093 for the fiscal year ended June 30, 1998, on its research and development activities. These expenditures are discussed in Item 6 -- Management's Discussion and Analysis or Plan of Operation.

        The Company's offices are located at 801 South Rampart Boulevard, Suite 178, Las Vegas, Nevada 89128. The 3,200 square feet of office space houses the Company's executive and administrative offices.

        The Company has been actively engaged in pre-production operations since July 1993. The Company currently uses only test quantities of ore per day in its pilot operations as it tests various formulas of its proprietary processes. If the Company is able to go into commercial production, the tonnage per day is expected to increase substantially. Operations are conducted at a millsite the Company refers to as the "Black Mountain facility" located on the seven mile marker at 1088 East Cottonwood Cove Road, between Searchlight and Cottonwood Cove, Lake Mojave, Nevada. See Item 2 -- Description of Property. The Company expects to commence commercial production following the resolution of the Company's dispute with the Department of Interior, Bureau of Land Management (the "BLM") concerning the Black Mountain facility. See Item 6 -- Management's Discussion and Analysis or Plan of Operation, Plan of Operation Over the Next 12 Months, and Item 3 -- Legal Proceedings.

        The Company maintains a staff of 20 full-time employees, including management, and five industry consultants who devote 50% or more of their business time to the Company. The Company's consultants include individuals with areas of expertise in business development, corporate finance and banking and in technical areas including electro-refining, smelting, metallurgy and land management. Over the next 12 months the Company intends to hire a limited number of additional employees to work at both the administrative offices and the Black Mountain facility to meet the expected production increases of one to two tons of doré metal per day by mid 2001. See Item 6 -- Management's Discussion and Analysis or Plan of Operation, Expected Significant Changes in Number of Employees.

    Technology and Processes

        The Company is developing its business operations to extract precious and noble metals from volcanic cinder ore. The Company uses a combination of (a) patented technology licensed from the Flahertys; (b) developed proprietary technologies; and (c) patented equipment licensed from the Flahertys with respect to the collider. The collider is proprietary equipment used at the Company's Black Mountain facility to break volcanic cinder ore into smaller particles in preparation for the smelting process. Standard mining industry methods are also used to process the volcanic cinder ore.

        Step 1:  Processing and Concentration of Ore

        The Company currently ships in volcanic cinder ore from Arizona to be processed at the Black Mountain facility. Crushed earth containing the volcanic cinder ore called "head ore" is further broken down into particles no greater in size than 3/8 of an inch.

        The processed head ore is then placed in the collider. The collider reduces the head ore into fine particulates. The ore is then concentrated. During concentration, the heavier complex amalgams (different metals chemically bound together) are separated from surrounding lighter and less valuable rock and clay particles.

Flow Diagram of Processing and Concentration Operations
Shipment of head ore to Black Mountain facility
Ü
Crushing - break down head ore to minus 3/8"
Ü
Processing - reduce to fine particles with the collider
Ü
Concentration - proprietary processes where heavier amalgams are separated from lighter dirt and clays
Ü
Ship to millsite - Concentrated ore is ready for smelting

        Step 2:  The Smelting Process

        The Company's Black Mountain facility presently uses three diesel-fired crucible furnaces for doré production. Doré metal consists of metals from which precious and noble metals can be extracted. Additionally, several smaller test blast furnaces for batch testing and an induction furnace for re-smelting and reclamation are used. Processed head ore or concentrated ore is mixed with fluxes pursuant to a proprietary formula or are mixtures of different chemicals that are added before the smelting process. Collector metals, if used at all, are metals added to enhance the extraction of precious and noble metals. The mixture is then brought to the correct smelting temperature for a specific amount of time so the critical high-temperature chemical reactions will take place.

        After pouring off and separation of the slag material, the precious or noble metal doré is poured into bars for assay, sale, storage or ultimate refinery separation into gold, silver and platinum group metals using electro-refining and other chemical procedures.

        The Company believes all aspects of the smelting process are conducted in conformance with applicable environmental protection and safety standards. The Company believes that all of its smelting processes pose no hazard to air, ground or water systems.

Flow Diagram of Smelting Operations
Blending - add fluxes to ore
Ü
Smelting - furnaced to produce molten metal
Ü
Pour off slag - waste product; reclaim or recycle
Ü
Pour doré metal - precious and noble metals are held for inventory or sale

        Step 3:  Precious and Noble Metals Refining Process

        Presently, the Company is developing and running pilot operations consisting of Step 1 (processing and concentration operations) and Step 2 (smelting operations). However, the Company currently intends to expand its operations within the next two years to include Step 3, the precious and noble metals refining process.

        Because of the Company's limited production levels, the Company does not sell its doré bars. The Company anticipates that as its production of doré bars increases, the Company will be able to sell its metals in the international precious and noble metals markets.

    Competitive Conditions

        Once the Company commences commercial production of its doré metal bars, it will compete with other larger, more established mining companies that mine and sell the same precious and noble metals. Presently, other than gold, only a small amount of the world's precious and noble metals supply is produced in the United States. Most of the Company's competition will come from Russia, South

Africa and, to a lesser extent, Canada. With respect to domestic producers, the Company believes that Stillwater Mining Company in Montana is the only significant domestic producer of platinum and palladium, but with reserves and technology significantly different from the Company. While the Company will compete with these companies in the market place, the Company believes they cannot duplicate the Company's processes to extract precious and noble metals from volcanic cinder ore. The Company believes that its ability to extract precious and noble metals from volcanic cinder ore will make it competitive with other mining companies that use traditional mining and refining processes. The Company believes that it can supply domestic consumers currently purchasing precious and noble metals from foreign producers and intends to direct its marketing and selling efforts toward such consumers.

    Sources and Availability of Raw Materials

        The Company targets cinder ore deposits from extinct volcanoes. The Company has the rights to ore deposits in Arizona and Nevada. At the Duke's Peak a/k/a Cooley's Knoll site alone, the Company has the right to remove 3,125,550 tons of volcanic cinder ore. Based on current applications of the Company's processes, management estimates it would take approximately 40 years to deplete the ore reserves at this site.

        Thus, management believes that the Company's current supply of ore, which also includes cinder ore reserves other than Duke's Peak a/k/a Cooley's Knoll, is sufficient for its present and anticipated operations. See Item 2 -- Description of Property.

    Proprietary Technology

        Presently, the Company's processes of extracting precious and noble metals from volcanic cinder ore is protected under a patent issued by the United States Patent and Trademark Office. The rights to use the patent were acquired by the Flahertys who subsequently granted non-exclusive use of those rights to the Company. Based on the license agreement, the Flahertys could grant another party the same rights to use the proprietary processes, although there are no present plans to do so.

        The collider used by the Company is also protected under a patent issued by the United States Patent and Trademark Office. The Flahertys were granted a license to build and use the collider. The Flahertys subsequently granted the Company the non-exclusive right to build and use the collider for its own purposes. Based on the license agreement, the Flahertys could grant another party the same rights to build and use the collider, although there are no present plans to do so.

    Government Approvals and Effect of Compliance

        The Company believes it holds or is in the process of obtaining all other business licenses and permits necessary to conduct its business as required by federal, state and local authorities. The Company estimates the cost of obtaining and complying with such governmental permits and licenses has been approximately $200,000 as of the date of this report.

Item 2.     Description of Property.

    Millsite

        The Company conducts its milling and smelting operations at the Black Mountain facility on the seven mile marker located at 1088 East Cottonwood Cove Road, between Searchlight and Cottonwood Cove, Lake Mojave, Nevada.

        The real property underpinning and surrounding the Black Mountain facility is owned by the BLM. The right to occupy the millsite was conveyed to both Robert F. & Diana L. Flaherty, Inc. and the Company. The Flahertys are the sole stockholders of Robert F. & Diana L. Flaherty, Inc. The Company has filed notice with the BLM with respect to its intent to occupy and use the site. Presently, there is an administrative action pending with respect to this property. See Item 3 -- Legal Proceedings.

        The Black Mountain facility uses the collider to further reduce the size of the volcanic cinder ore before smelting. See Item 1 -- Description of Business. The Black Mountain facility uses three diesel-fired crucible furnaces for doré production, smaller blast test furnaces for batch testing and one induction furnace for re-melting. The collider and the other equipment used at the Black Mountain facility are generally not more than three years old. The Black Mountain facility is powered by electricity supplied by Nevada Power Company and also has auxiliary generator power. The Black Mountain facility has its own well for water.

    Mining Sites

        The Company obtains its volcanic cinder ore by contracting with a third-party for its shipment to the Black Mountain facility where it is processed. The following is a description of the Company's mining claims in Arizona and Nevada.

               Dukes Peak a/k/a Cooley's Knoll, Navajo County, Arizona -- The Company has the right to remove up to approximately 3,125,550 tons of volcanic cinder ore located on certain real property in Arizona. The Flahertys own the recorded mineral deed pertaining to this property. This property can be accessed by a paved road from Arizona State Route 60. There is no time limitation on the Company's right to remove ore from this site.

               First Knoll #1 and First Knoll #2, Navajo County, Arizona -- The Company has the right to enter onto and remove volcanic cinder ore on 320 acres of certain real property also in Arizona. The property is BLM land. The right to occupy the federal lands was conveyed to the Flahertys. The Flahertys assigned all of their rights in this real property to the Company. The Company has filed notice with the BLM with respect to its intent to occupy and use this site, which must be filed on a yearly basis. This property can be accessed by a paved access road from Arizona State Route 60. Presently, the Company does not remove any volcanic cinder ore nor does it have any contracts for the shipment of volcanic cinder ore from this location.

               Nevada Mining Sites, Clark County, Nevada -- The Company has the right to conduct mining operations on the BLM land which surrounds the Company's Black Mountain facility. The right to occupy the federal lands was conveyed to Robert F. & Diana L. Flaherty, Inc. Subsequently, the Company filed notice with the BLM with respect to the mining sites, which must be filed on a yearly basis. Presently, the Company has conducted only preliminary sampling and assaying of the property.

Item 3.     Legal Proceedings.

        United States of America v. Phoenix Metals U.S.A. II, Inc. On or about September 7, 1999, the United States, Department of the Interior, Bureau of Land Management ("BLM"), served upon the Company its Complaint for Contest of Mining Claims. On September 12, 2000, the parties appeared at trial before an administrative law judge. Following the trial, the judge instructed the parties that post-trial briefs should be filed no later than thirty days after recovering the trial transcript. Management expects that the transcript will be completed by late October 2000. A final decision is expected to be published before February 2001.

        This action relates to the Company's use of the Black Mountain facility which is located on BLM property. The BLM asserts that the Company's use and occupancy of the Black Mountain facility does not meet the qualifications set forth in the Department of the Interior Regulations. Specifically, the BLM alleges that the Company is not processing a locatable, valuable mineral in its reduction efforts. This allegation results from an assay by the BLM of a sample of volcanic cinder ore taken from one ore pile on the property. The BLM alleges that the sample taken did not contain sufficient amounts of valuable minerals to justify the potential damage to the property. The Company disputes the allegations made by the BLM under both federal and state regulations.

        There is no monetary amount in question. A determination against the Company or its right to conduct its operations at the Black Mountain facility could possibly have a material adverse effect on the Company. If the Company does not prevail it could be enjoined from conducting its operations on the BLM property. However, the Company would have certain rights to appeal an adverse decision. See Item 6 -- Management's Discussion and Analysis or Plan of Operation.

        J.T. Thorpe & Son, Inc. v. Phoenix Metals U.S.A. II, Inc. and Phoenix Metal U.S.A., Ltd. On or about October 1, 1999, J.T. Thorpe & Son, Inc. ("Plaintiff") filed its Complaint against the Company and Phoenix Metal U.S.A., Ltd. ("Phoenix Metal") in the District Court for Clark County for breach of contract and unjust enrichment. On November 2, 1999, the Company and Phoenix Metal filed their Answer.

        This action relates to the recovery of certain monies allegedly owed to the Plaintiff in the amount of $46,610.74 for services rendered upon gunite and brick furnaces owned and operated by the Company and Phoenix Metal. Phoenix Metals U.S.A. II, Inc. agreed to pay J.T. Thorpe money for services rendered. The parties stipulated to dismiss the action with prejudice. After final payment the stipulation will be filed and the action will be concluded. The parties also entered into a Mutual Release and Settlement Agreement.

        Ralph C. Gustin, III v. Thornton Duard Barnes, a/k/a T.D. Barnes; Doris Barnes; Geneva Minerals, Inc.; Phoenix Metals U.S.A. II, Inc; Robert F. Flaherty; and Diana Lee Flaherty, consolidated with Robert F. & Diana L. Flaherty, Inc.; Phoenix Metals U.S.A. II, Inc.; Robert F. Flaherty; and Diana Flaherty v. Thornton D. Barnes and Doris W. Barnes; and Geneva Minerals, Inc. This matter went to trial on August 3, 1999 in the District Court for Clark County. During the course of the trial, Gustin's action was dismissed. The remaining action was tried. On November 19, 1999, the court rendered its decision and judgment was entered on December 9, 1999. According to the judgment, the Barnes and Geneva Minerals, Inc. ("Geneva Minerals") were awarded a total of $216,000. This amount, however, was offset by the amount awarded the Company, the Flahertys and Robert F. & Diana L. Flaherty, Inc. ("Flaherty Inc.") in the total amount of $179,000, plus statutory interest. Thus, according to the judgment, the net amount owed to Barnes and Geneva Minerals by the Company, the Flahertys and Flaherty Inc. was $37,000. As to Gustin, the court awarded the Company, the Flahertys and Flaherty Inc. $33,000.

        Post-judgment motions were filed. On November 30, 1999, Barnes' and Geneva Minerals' filed a Motion for a New Trial or Alternative Relief. Gustin filed a Countermotion to Correct Decision, to Grant a New Trial and/or to Alter or Amend Decision. Both motions were denied. Barnes and Gustin appealed the District Court's Decision and Judgment. The appeals are presently pending before the Nevada Supreme Court. Management does not believe that any of the appeals will change the ultimate judgment of the trial court.

        900 Capital Services, Inc. v. Phoenix Metals U.S.A. II, Inc., et al. In April 1997, a lawsuit (the "Lawsuit") was filed against the Company and others by 900 Capital Services, Inc. ("Plaintiff") in the United States District Court for the Northern District of California.

        The Lawsuit was thereafter transferred to the United States District Court in Memphis, Tennessee, pursuant to an order of November 7, 1997 by the United States District Court for the Northern District of California granting defendant's motion to dismiss for improper venue or, in the alternative, to transfer for improper venue.

        Following the transfer of the Lawsuit, Plaintiff filed a First Amended Compliant on July 28, 1998, for alleged damages suffered by Plaintiff from actions of all the defendants related to a loan (the "Loan") of approximately $700,000 provided by Plaintiff (or an affiliated entity) to defendants Sunrise Mortgage and its principals, Allen Thompson and his wife Margaret West, for the purchase of real property in Memphis, Tennessee. The Loan was secured by the purchased real property as well as approximately 84 pounds of doré metal purchased with the approval of Plaintiff (or an affiliated entity) from the Company by Sunrise Mortgage for $134,000. Other than the purchase of the metal bars, the Company and the Flahertys had no relationship with Sunrise Mortgage and/or its principals. The First Amended Complaint alleges that the Company was a participant in a scheme to defraud Plaintiff by misrepresenting the value of the doré metal purchased from the Company, which Plaintiff alleges violated the federal Racketeer Influenced and Corrupt Organizations Act.

        The value of the bars was determined by the estimated value of the precious and noble metals contained in the doré, as determined by Mineral Worlds, Inc. and its president Don Nooe, also named defendants in this action. The value and the methods employed in estimating the value of the doré are in dispute and part of Plaintiff's allegations of fraud.

        A default judgment against the Company in favor of Plaintiff in the amount of $597,913 was entered by the clerk of the United States District Court in Memphis, Tennessee on February 24, 1999 as a result of the Company's failure to answer the First Amended Complaint. This failure by the Company to file such answer resulted from the Plaintiff's failure to serve the Company with the First Amended Complaint in accordance with the court's January 15, 1998 order requiring that the Company be served at its Las Vegas, Nevada address. The Company's motion to set aside the default judgment was denied by the court on May 18, 1999.

        The court entered an order of judgment against the Company in favor of Plaintiff in the amount of $609,912 on November 23, 1999, which included a denial of the Company's motion for an evidentiary hearing on the issue of damages. The court entered an order granting the Company's motion for an interlocutory appeal of the default judgment on April 24, 2000. The United States Court of Appeals for the Sixth Circuit accepted appellate jurisdiction of the appeal by its order of May 11, 2000.

        Management believes that it has strong legal arguments in support of its position and as a result, further believes that the court's denial of the Company's motion to set aside the default judgment and the subsequent entry of the final default judgment will be reversed by the United States Court of Appeals for the Sixth Circuit and the Company will be permitted to defend the Lawsuit. Briefs have been filed with the Court of Appeals by the parties and oral arguments will be scheduled some time in October 2000.

        In connection with the Lawsuit, the Federal Bureau of Investigation ("FBI") has taken possession of certain inventory of the Company. Although the amount of doré metal purchased by Sunrise Mortgage was only approximately 84 pounds, the 327th Judicial District Court for the District of El Paso County in March 1997 in an interpleader action took constructive possession of the entire inventory of the Company's doré metal stored by Miracle Delivery Armored Service, which included the doré metal purchased by Sunrise Mortgage, pending the resolution of the action, approximately two tons. The court subsequently awarded the FBI actual possession of the entire inventory.

Item 4.     Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the Company's fourth quarter of fiscal year ended June 30, 2000.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

        The Company's common stock is trading over-the-counter under the trading symbol: PMTU. Prior to March 9, 2000, the Company's common stock was listed for trading on the OTC Bulletin Board ("OTC BB"). The trading market is limited and sporadic and should not be deemed to constitute an established trading market.

        The following table sets forth the high and low closing sales prices for the Company's common stock for each quarter since July 1, 1998 as quoted on the OTC BB until March 8, 2000 and thereafter as listed over-the counter on March 9, 2000. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Fiscal Year and Quarter	High Closing	Low Closing
FISCAL YEAR ENDED June 30, 1999: First Quarter Second Quarter Third Quarter Fourth Quarter	$1.03 $0.86 $0.64 $0.63	$0.56 $0.39 $0.25 $0.22

FISCAL YEAR ENDED June 30, 2000: First Quarter Second Quarter Third Quarter Fourth Quarter	$0.64 $1.50 $1.13 $1.09	$0.25 $0.28 $0.09 $0.59

        As of October 6, 2000, there were 445 stockholders of record and 183,473,440 shares of the Company's common stock outstanding.

    Dividend Policy

        The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. It is the present policy of the Board to retain all earnings in order to provide for the future growth of the Company. The payment of dividends on the common stock in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board.

    Recent Sales of Unregistered Securities

        During the fiscal year ended 2000, the Company issued unregistered securities in the following instances:

               (a)     On August 25, 1999, the Company issued 300,000 shares of common stock to Michael Gardiner for the aggregate consideration of $90,000. The shares were sold at a price of $0.30 per share. This was a negotiated transaction between the Company and Mr. Gardiner. On the date of issuance, the price per share of the Company's common stock opened, reached a high and closed on the OTC BB at $0.29.

               (b)     On or around November 12, 1999, the Company issued an aggregate of 55,000,000 shares of common stock to Robert F. & Diana L. Flaherty, Inc., in exchange for certain rights to existing third-party contracts. In February 2000, the Company rescinded the transaction and the issuance. Subsequently, 55,000,000 shares of common stock were transferred by the Flahertys to the Company and cancelled. On the date of issuance, the price per share of the Company's common stock opened, reached a high and closed on the OTC BB at $0.75.

               (c)     On November 15, 1999, the Company issued 3,000,000 shares of common stock to Robert F. & Diana L. Flaherty, Inc. in exchange for cash advances, plus accrued interest, to the Company totaling $3,263,191. While the Company was originally obligated to repay the advances in cash, pursuant to an amendment to the Advance Agreement (defined below), the Company was permitted to settle the debt and accrued interest at its option for equity securities of the Company. Accordingly, these obligations were settled for restricted shares of common stock. On the next trading day following the date of issuance, the price per share of the Company's common stock opened on the OTC BB at $0.812, reached a high of $1.062 and closed at $1.031.

               (d)     On January 24, 2000, the Company issued 2,000,000 shares of common stock to Arthur Porter to secure a letter of credit in the amount of $1,000,000. In March 2000, the Company rescinded the transaction and the issuance as it was made in error since it was intended to be a private transaction between the Flahertys and Mr. Porter not involving the Company in any manner whatsoever. The stock to secure the letter of credit was to come from the holdings of Flaherty Inc. and not an issuance by the Company. Subsequently, Mr. Porter returned the stock to the Company for cancellation. On the date of issuance, the price per share of the Company's common stock opened, reached a high and closed on the OTC BB at $0.656.

        In addition to the foregoing, on July 1, 2000, the Company entered into a stock purchase agreement with Edward Healy, an unrelated party, for the sale of 1,100,000 shares of common stock for $1.10 per share, for a total purchase price of $1,210,000. The shares will be issued, and payment due therefor, in three equal installments ending no later than November 1, 2000. On the next trading day following the date of the agreement, the price per share of the Company's common stock reached a high of $0.89 and closed at $0.75 over-the-counter.

        All funds received by the Company from the sales of the Company's common stock were used for working capital and overhead expenses including, without limitation, rent for the Company's office space, utilities, payroll, and research and development activities. No underwriters, brokers or dealers were used in connection with the above sales.

        All of the above sales of the Company's common stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

Item 6.     Management Discussion and Analysis or Plan of Operation.

    Plan of Operation Over the Next 12 Months

        Since the Company's inception, the Flahertys, its principal stockholders, agreed to advance money, from time-to-time, to the Company to cover capital acquisitions and working capital requirements. This arrangement with the Flahertys was memorialized in December 1999, when the Company and the Flahertys entered into an Advance Agreement (the "Advance Agreement"), as amended, setting forth the terms under which the Flahertys advanced sums to the Company. As a result, generally all of the Company's future plans are based on the Company's assumption that the Flahertys will continue to lend their financial support pursuant to the Advance Agreement. However, there is nothing in the Advance Agreement which requires the Flahertys to advance money to the Company. The Advance Agreement only sets forth the terms and conditions of such loans if so effected by the Flahertys.

        Notwithstanding the foregoing, the Company currently plans over the next 12 months to direct its attention to resolving its dispute with the BLM. The Company made significant investments in infrastructure at the Black Mountain facility during fiscal year 1999 in anticipation of commercial production. While the dispute is pending, the Company does not wish to duplicate its millsite facility and/or transfer its equipment to private land, thereby abandoning its claim and making the action moot. For these reasons, the Company has increased production levels only modestly and remains on the millsite to protect its right to occupy the property until the matter is resolved by the administrative law judge. A hearing commenced during the week on September 12, 2000 and the Company is vigorously defending its rights to occupy these public lands as permitted by the General Mining Law of 1872, as amended. See Item 3 - Legal Proceedings.

        Assuming the Company prevails in its dispute with the BLM, the Company believes that it has sufficient commitments from the Flahertys in connection with the Advance Agreement and from other private equity funding to provide cash for the next 12 months to modestly increase production levels at the Black Mountain facility sufficient for commercial production. Commercial production will allow the Company to sell modest quantities of its doré metal bars to refineries and commercial purchasers and generate revenues. For these reasons, the Company does not foresee any need to raise additional funds for the next 12 months. Even if the Company were required or decided to relocate its processing facilities and equipment to private land within the next 12 months, management believes that the Company has sufficient commitments from the Flahertys and from other potential private equity investors to allow the Company to successfully undertake this course of action.

        The Company has spent less money on its research and development activities during fiscal year 2000 than in fiscal year 1999. In fiscal year 1999, the Company incurred many "one-time" expenditures in connection with its receipt and use of its permit for the Black Mountain facility including, without limitation, (a) general construction of the facilities and air quality facilities; (b) substantial testing of its proprietary processing procedures; (c) renovation of existing equipment and infrastructure for post-processing activities; and (d) increases in staff for training and for double shift operations. In addition to the construction of the Black Mountain facility, the Company incurred expenses in fiscal year 1999 associated with moving its executive and administrative offices to Las Vegas, Nevada. The Company incurred additional cash outlays as a result of purchasing office furniture, equipment and other furnishings, in addition to expenses associated with staffing the new office. Further, the cost of operational compliance and regulatory, legal and accounting expenses associated with documenting its proprietary rights also account for the substantial research and development expenditures in the 1999 fiscal year.

        The Company is aware that the transition from an essentially research and development operation into a sustainable commercial production operation, the transition it is presently attempting to undertake, could be a difficult and potentially expensive effort, and could be expected to present barriers to both attracting skilled executive management and technical manpower. The Company has attempted to facilitate that transition by scaling up the size, scope and capability of its Black Mountain facility during the end of fiscal year 1999 and the beginning of fiscal year 2000. Management believes that modest commercial production levels are possible at its existing facilities without substantial additional expense. For fiscal year 2000, the Company's research and development expenses were approximately $411,540. For fiscal year 1999, the Company's research and development expenditures were approximately $617,169. As management does not anticipate the need for additional new equipment during the next 12 months, it expects that the Company's research and development expenses will stay constant or continue to decrease. It is always possible, however, that refinements in technology may offer the Company the opportunity to replace existing equipment with newer, more efficient models. Thus management reserves the right to make such replacements or acquisitions over the next 12 months. However, the Company presently has no plans to do so.

        As a result of the significant research and development expenditures and advances made in fiscal year 1999 as set forth above, the Company has not needed to spend as much for those items in fiscal year 2000. Most of the Company's research and development activities during fiscal year 2000, unlike those in fiscal year 1999, have focused on or been related to testing and improvement of base metal separation and extraction procedures only. Additionally, the Company made the decision to curtail its research and development expenditures and activities pending the resolution of its dispute with the BLM. See Item 3 -- Legal Proceedings. However, the Company has experienced an increase in its general and administrative costs from $296,717 for fiscal year 1999 to $678,267 for fiscal year 2000. Management attributes this increase in general and administrative expenses as a result of retaining attorneys and other professionals in connection with the defense of both the BLM and 900 Capital Services, Inc. actions. See Item 3 -- Legal Proceedings. Additionally, the Company has paid, and expects to continue to pay, increased attorneys' and accountants' fees and costs in connection with and as a result of the Company's successful registration of its common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a reporting company, the Company is obligated to comply with the periodic and other reporting requirements under the Exchange Act. Also, the Company has and will continue to incur additional costs and expenses in connection with its attempt to re-list its common stock on the OTC BB.

        Although the Company has completed its substantial research and development activities related to its extraction processes, proprietary technology, equipment, formulas and training protocols, the Company could nonetheless choose to seek and/or accept an opportunity to sell a forward contract of its products on terms which offer pre-payment credit facilities over the next 12 months. This type of sale transaction, although generating revenues, could require the Company to conduct further research and development to meet the specific customer need. However, the Company has no plans to enter into this type of transaction in the near future.

        As stated previously, the Company expects to commence commercial operations on the conclusion of the pending BLM administrative action concerning the Black Mountain facility. In the event the Company is not successful in retaining its right to occupy the BLM land on which the Black Mountain facility is located, the Company will have to relocate its facilities and equipment to private land within the next 12 months. In this regard, the Company has engaged a real estate broker familiar with its operations to search for potential land that the Company could lease or purchase. A relocation of the facilities and equipment would require the Company to shut down its operations, in phases, breakdown the equipment and move it to be re-assembled at the new location. It is possible to relocate in such a manner that limited production could be performed and maintained on the two sites until the entire facility has been relocated. The costs of relocating would be unknown until a new site is located and the existing infrastructure and facilities are assessed for compliance with air quality, environmental, traffic and safety standards, regulations and conditions. As previously stated, management believes that very little additional capital would be required to convert the Black Mountain facility from its current pilot operations to commercial production. In the event, however, such a move is required, the Flahertys have pledged their continued financial support to fund these additional expenditures. However, there is no assurance that the Flahertys will not change their minds, in which case the Company would be required to seek other sources of financing to fund any relocation of its facilities. There is no assurance that if required to do so the Company would be able to secure other sources of financing on terms acceptable to the Company.

    Financing and Liquidity

        During its research and development efforts, the Company has not relied on or used traditional outside sources of financing to fund its current operations or to develop its proprietary technology and processes. The Company has received substantial funding from the Flahertys, its principal stockholders, who continue to advance funds pursuant to the Advance Agreement to further the research and development activities, exchanging those cash advances for common stock. The Company, therefore, has not been required to borrow from banks or other traditional financial or capital sources. While the Flahertys continue to promise their financial support during the transition into commercial production, there is no assurance that such financial support will continue, or that the Company may not find it desirable to seek funding from more traditional financial and capital sources, or that the Company may move to raise additional debt or equity capital to finance its transition into commercial exploitation of its technology. There is no assurance that, if the Flahertys should terminate the Advance Agreement and thereby terminate their financial support, the Company will be able to borrow from traditional institutional financial sources on acceptable terms or raise debt or equity capital. In such event, the Company may have to suspend operations, sell its technology, or seek a merger, combination or other strategic alternative.

        Notwithstanding the above, the Company does not anticipate a need to raise additional capital from outside sources to support its operations during the next 12 months in reliance on the Advance Agreement and other potential private equity investors. As of the fiscal year ended June 30, 2000, the Company had cash of $188,675 and inventories of $89,829, compared with cash of $89,629 and inventories of $105,106 for fiscal year ended June 30, 1999, after increasing its plant and facilities and substantial completion of its research and development phase. Over the next 12 months, management believes that the Company will require additional funding from the Flahertys to cover operating expenses, including without limitation, payroll, overhead, modest capital expenditures, repairs and replacement parts, supplies, compliance and professional services, taxes and permit fees in an amount between $800,000 to $1,000,000, excluding any payments made in respect of the default judgment currently pending against the Company. See Item 3 -- Legal Proceedings. If the Company sees an opportunity to capture and exploit an attractive source of capital for future financing of its commercial production, or to prepare for faster growth and exploitation of its technology through expansion of its existing facilities, then it is possible that the Company will pursue such opportunity.

    Expected Significant Changes in Number of Employees

        The Company expects to increase its number of employees gradually over the next 12 months. While the proceeding concerning the Black Mountain facility is pending, the Company will maintain its personnel at current levels. Thereafter, the Company expects to add key senior management to support the administrative and marketing infrastructure and to plan, control and grow the business. The Company anticipates employing two people within the next 12 months, specifically a chief financial officer and chief technical manager. In addition, the Company is preparing to add chemical and technical personnel to assist in the commercial application of the Company's technology. However, there is no assurance that the Company will be able to actually find and hire qualified people to fill these positions within the next 12 months.

    Ability to Continue as a Going Concern

        In its report dated September 8, 2000, the Company's independent auditors stated that the fact that the Company's ability to commence operations is dependent on (i) the successful completion of its research and development and (ii) continued advances from the Flahertys or other financing or capital investments, raises substantial doubt as to the Company's ability to continue as a going concern. See Item 7 -- Financial Statements.

Item 7.     Financial Statements.

Independent Auditors' Report
Balance Sheet at June 30, 2000
Statements of Development Stage Operations for the Years Ended June 30, 2000 and 1999 and the Cumulative Period from July 1, 1993, through June 30, 2000
Statements of Stockholders' Equity (Deficiency) for the Years Ended June 30, 2000 and 1999 and the Cumulative Period from July 1, 1993 through June 30, 2000
Statements of Cash Flows for the Years Ended June 30, 2000 and 1999 and the Cumulative Period from July 1, 1993, through June 30, 2000
Notes to the Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors
Phoenix Metals U.S.A. II, Inc.
Las Vegas, NV

We have audited the accompanying balance sheet of Phoenix Metals U.S.A. II, Inc. (a development stage enterprise) as of June 30, 2000, and the related statements of development stage operations, stockholders' equity (deficiency) and cash flows for each of the two years and for the cumulative period from July 1, 1993, then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Metals U.S.A. II, Inc. as of June 30, 2000, and the results of its development stage operations and its cash flows for each of the years and for the cumulative period from July 1, 1993, then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company's ability to commence operations is dependent upon the successful completion of its research and development and continued advances from stockholders or other financing or capital inflow. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PIERCY, BOWLER, TAYLOR & KERN

/s/ Piercy, Bowler, Taylor & Kern

September 8, 2000

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
BALANCE SHEET
JUNE 30, 2000
==========================================================================
ASSETS Current assets
Cash	$ 188,675
Inventories	89,829
Prepaid expenses	24,765 ---------------------
303,269
Property and equipment, net of accumulated depreciation and amortization	1,100,727
Mining claims and mineral ore rights	1,712,144 ---------------------
$ 3,116,140 ============
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities
Current portion of long-term debt	$ 18,208
Accounts payable	99,929
Accrued expenses	9,916
Notes payable	29,173 ---------------------
157,226 ---------------------
Long-term debt, net of current portion	55,084 ---------------------
Advances from stockholders, including accrued interest	1,115,985 ---------------------
Stockholders' equity (deficiency)
Preferred stock (preferences to be determined by the Board of Directors upon issuance), $0.01 par value, 30,000,000 shares authorized, none issued
Common stock, $0.0001 par, 500,000,000 shares authorized, 182,746,168 shares issued and outstanding	18,275
Additional paid-in capital	6,460,918
Deficit accumulated in the development stage	(4,691,348)
1,787,845 ---------------------
$ 3,116,140 ============

See Accompanying Notes to Financial Statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF DEVELOPMENT STAGE OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999 AND
      THE CUMULATIVE PERIOD FROM JULY 1, 1993, THROUGH JUNE 30, 2000
=========================================================================
	2000 -----------------------	1999 ----------------------	Cumulative July 1, 1993 through June 30, 2000 ---------------------
Operating costs and expenses
General and administrative	$ 678,267	$ 296,716	$ 1,828,764
Research and development	411,540	617,169	2,169,200
Depreciation	85,712 -----------------------	64,992 ----------------------	204,420 ---------------------
Loss from operations	(1,175,519)	(978,877)	(4,202,384)
Interest expense	(108,749) -----------------------	(143,165) ----------------------	(488,964) ---------------------
Net loss	$ (1,284,268) =============	$ (1,122,042) =============	$ (4,691,348) ============
Net loss per common share	$ (0.007) =============	$ (0.006) =============	$ (0.033) ============
Weighted average number of common shares outstanding	181,574,936 =============	179,446,168 =============	141,257,432 ============

See Accompanying Notes to Financial Statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999 AND
     THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 2000
======================================================================================
	Common stock ----------------------------------------- Shares Par value -------------------- --------------------		Additional paid-in capital -------------------	Deficit accumulated during the development stage --------------------	Stock subscriptions receivable --------------------	Total ------------------
From July 1, 1993, through June 30, 1998: Balances, July 1, 1993	962,288	$ 96	$ 547,717	$ (999,608)	$	$ (451,795)
Stock issuances in connection with change in control and restructuring of business:
Issuance of common stock to new principal stockholders in exchange for land use, mining claims and mineral ore rights in connection with and shortly after change in control	24,532,712	2,453	1,772,547			1,775,000
Quasi-reorganization			(999,608)	999,608
Other issuances of common stock to principal stockholders in exchange for ore reserves, patents and other intellectual property, and other nonmonetary operating assets	147,754,232	14,776	(14,776)
Issuances of common stock to former controlling stockholder in settlement of related party debt	200,000	20	484,827			484,847
Stock sales to unrelated parties for cash and subscriptions receivable	5,996,936	600	617,350		(11,700)	606,250
Contributed services, officer/shareholders			500,000			500,000
Net loss				(2,285,038)		(2,285,038)
Stock subscription payments received	----------------	-----------------	-------------------	--------------------	7,800 --------------------	7,800 ----------------
Balances, June 30, 1998	179,446,168	17,945	2,908,057	(2,285,038)	(3,900)	637,064
Contributed services, officer/shareholders			100,000			100,000
Net loss				(1,122,042)		(1,122,042)
Stock subscription payments received	----------------	-----------------	-------------------	--------------------	2,400 --------------------	2,400 ----------------
Balances, June 30, 1999	179,446,168	17,945	3,008,057	(3,407,080)	(1,500)	(382,578)
Issuance of common stock in payment of stockholders' advances and related accrued interest	3,000,000	300	3,262,891			3,263,191
Stock sale to unrelated party for subscription receivable	300,000	30	89,970		(90,000)
Contributed services, officer/shareholders			100,000			100,000
Net loss				(1,284,268)		(1,284,268)
Stock subscription payments received	----------------	-----------------	-------------------	--------------------	91,500 --------------------	91,500 ----------------
Balances, June 30, 2000	182,746,168 ==========	$ 18,275 ==========	$ 6,460,918 ============	$ (4,691,348) ============	$ 0 ============	$ 1,787,845 ==========

See Accompanying Notes to Financial Statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999 AND
    THE CUMULATIVE PERIOD FROM JULY 1, 1993, THROUGH JUNE 30, 2000
========================================================================
	2000	1999	Cumulative July 1, 1993 through June 30, 2000
Operating activities
Net cash used in operating activities	$ (891,484) ----------------	$ 910,120) --------------	$ (3,399,883) ----------------
Investing activities
Purchase of property and equipment	(122,714)	(343,164)	(1,216,295)
Financing activities
Advances from stockholders	1,023,800	1,281,982	3,985,793
Proceeds from debt	24,956	92,004	266,251
Repayments of debt	(27,012)	(51,420)	(155,141)
Stock subscription payments received	91,500	2,400	101,700
Proceeds from sale of common stock	----------------	--------------	606,250 ----------------
Net cash provided by financing activities	1,113,244 ----------------	1,324,966 --------------	4,804,853 ----------------
Net increase in cash	99,046	71,682	188,675
Cash, beginning	89,629 ----------------	17,947 --------------	8,938 ----------------
Cash, ending	$ 188,675 ==========	$ 89,629 =========	$ 197,613 ==========

See Accompanying Notes to Financial Statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999 AND
    THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 2000
==========================================================================================

1.     Nature of activities and history:

Phoenix Metals U.S.A. II, Inc. (the Company) is engaged in research and development activities in connection with proprietary processes, fabrication of equipment, in securing all operating permits, and obtaining licenses for patents and technology relating to concentrating, smelting and separating complex refractory ores into pure refined precious and noble metals. In that regard, the Company has operated a pilot and testing facility on five acres in Nevada to mill, smelt and separate gold, silver, platinum, palladium, rhodium, osmium, and iridium commercially. In this phase, the Company has developed employee and management training manuals and related procedures, formulas for processing head ore to pure metals, and engineering, fabricating and putting into operation environmentally compatible ore processing systems and facilities. The amount of ore that has been removed from the Company's ore reserves to date is insignificant and without measurable cost.

Since the Company's activities to date have involved principally the development or improvement of processes and techniques to be employed in extraction, rather than mining activities, the costs thereof are accounted for and expensed as provided for in Financial Accounting Standards Board (FASB) Statement No. 2, Research and Development Costs. In addition, pursuant to the American Institute of Certified Public Accountants' Statement of Position 98-5, Start-up Costs, the costs of all other start-up activities are expensed as incurred.

The Company is not in the exploration stage and, except to the extent described above, it is not and has not engaged, nor has it incurred any costs, in "exploration" and "development" activities, as those terms are commonly used in the mining industry (for example for prospecting, geophysical analysis, drilling or removing overburden). Accordingly, the accompanying financial statements include no capitalized costs or related amortization of such costs that might otherwise be amortizable over estimated production. Only the costs of acquiring or building physical facilities, equipment and mineral ore reserves and mining rights have been capitalized (Note 2).

The Company commenced its development stage activities during the year ended June 30, 1994, as a result of a series of transactions early in that year involving the acquisition of a controlling interest in the Company (then engaged unsuccessfully in an unrelated business and known as Imagenet Systems, Inc.) and the related transfer to the Company by its present principal officer/stockholders of rights to certain mineral ore reserves and land use and mining rights (Note 7) in exchange for common stock. In connection with the change in control and related transactions, the Company discontinued its unrelated business and adopted "quasi-reorganization" accounting as of July 1, 1993, eliminating its then accumulated deficit of approximately $1,000,000. No revaluations of assets or liabilities were deemed necessary at the time.

2.     Summary of significant accounting policies:

Inventory

In-process inventories are stated at the lower of cost or net realizable value.

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999 AND
    THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 2000 (continued)
==========================================================================================

Property and Equipment

Property and equipment are stated at cost. Depreciation, including amortization of leasehold improvements and capitalized leases, which are not material, is computed using the straight-line and declining balance methods over the estimated useful lives of the assets.

Use of Estimates

Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts, some of which may require revision in future periods.

3.     Property and equipment:

Property and equipment at June 30, 2000, consists of the following:

Cost -------------------
Land use and mining rights	$ 625,396
Building and improvements	142,032
Equipment	532,051
Other	14,148 -------------------
1,313,627
Less accumulated depreciation	(212,900) --------------------
$1,100,727 =============

4.     Long--term debt:

Long-term debt at June 30, 2000, consisted of:

Notes payable at 11.5 -- 8.5%, collateralized by vehicles, payable at $1,200 monthly, due May 2000 to June 2003	$ 22,212
Note payable at 21.81% -- 18.90%, collaterized by equipment, payable at $1,019 monthly, due April 2004	51,080 ---------------
73,292
Less current maturities	(18,208) ---------------
$ 55,084 ==========

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999 AND
    THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 2000 (continued)
==========================================================================================

At June 30, 2000, maturities were:

Year ending June 30,
2001	$ 18,208
2002	21,114
2003	18,751
2004	15,219 -------------------
$ 73,292 =============

5.     Commitments and contingencies:

Operating Leases

The Company has noncancelable operating lease agreements for administrative offices, vehicles and telephone equipment. Rental expense is included in general and administrative expenses and was $93,257 and $43,952 for 2000 and 1999.

The Company's minimum future lease payments under noncancelable operating leases are as follows as of June 30, 2000:

Year ending June 30,
2001	$ 107,137
2002	107,120
2003	94,651
2004	51,208

Legal Proceedings

On February 24, 1999, a default judgment was entered against the Company in the amount of $597,913. The judgment stems from a disputed transaction in the period prior to July 1, 1997. On November 29, 1999, the court entered an order increasing judgment against the Company for additional interest to $609,912. The court entered an order granting the Company's motion for an appeal of the default judgment. The Company plans to continue to litigate the matter fully, and, based upon the opinion of counsel, management expects the judgment will be reversed and the matter tried. However, since the ultimate outcome of this matter cannot be determined at this time, no provision has been made in the financial statements in its regard.

The Company is also engaged in a dispute with the United States Department of Interior, Bureau of Land Management (BLM) over its rights of occupancy with respect to its millsite on certain public lands under the Mining Act of 1872. The Company intends to vigorously defend its rights in the matter. Management cannot determine at this time the ultimate effect of this dispute on its future operations or financial condition, if any, but it could be required to relocate its millsite processing facilities to another location. The cost of such a move, however, is not expected to be significant.

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999 AND
    THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 2000 (continued)
==========================================================================================

The Company is also party to other legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or future operations.

Environmental Obligations

The Company is obligated under federal and state legislation to perform environmental reclamation at its refinery and testing facility. Management's estimate of the costs of meeting such obligations, as approved by the state, is not material.

Going Concern

The Company has not had any revenues to date and has accumulated a development stage deficit of $4,691,348 as of June 30, 2000. The Company plans to conduct only a modest level of increased processing and relatively modest capital expenditures and product research and development to transition into commercial application during the next 12 months (because it believes it is unnecessary) unless required to comply with the terms of a specific customer contract that may arise. In such event, the Company would expect to fund such activity with customer prepayments to be required under the contract. Accordingly, in all other respects the Company plans to continue to adequately fund its limited operations as may be necessary, with additional advances from its principal stockholders, who are both able and committed to provide such funding, and new capital inflow (Note 10).

6.     Income taxes:

Because the Company has not generated any revenues or otherwise commenced operations, and has engaged in extensive development stage activities over a period of almost seven years, it has incurred substantial losses for income tax reporting purposes, the realization of benefits of which cannot be viewed at this time as more likely than not and, accordingly, have effectively been offset by a valuation allowance.

The significant components of the Company's deferred tax assets and liabilities are as follows:

Assets:
Net operating losses carried forward* $ 1,237,483
Nondeductible asset valuation adjustments 112,674
Accrued interest to principal shareholders 31,343 -----------------------
1,381,500
Less valuation allowance (1,352,556) -----------------------
$ 28,944 ===============
Liabilities:
Depreciation $ 28,944 ===============
_________________
* As of June 30, 2000, the Company has net operating loss carryforwards of $3,639,655 for federal income tax purposes that will expire if not used during the period beginning 2010 through 2020.

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999 AND
    THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 2000 (continued)
==========================================================================================

7.     Related party transactions:

Advances from Stockholders

The Company's most significant source of financing has been and continues to be advances from its majority stockholders. Under a related agreement, the funds borrowed were payable on demand and accrue interest at variable rates, currently 6%, aggregating $1,115,985 at June 30, 2000. However, effective on November 19, 1999, the agreement relative to advances from the principal officer/stockholders was amended to provide that the obligation could be settled at the Company's option with the Company's equity securities. Accordingly, the total advances as of June 30, 1999, of $3,263,191 including accrued interest, were settled in full for 3,000,000 unregistered, restricted shares of the Company's common stock valued at $1.09 per share. The shares are restricted in that they cannot be freely traded. For the shares to be re-sold, they must be either registered under the Securities Act of 1933, as amended, and applicable state securities laws, or satisfy the requirements for an exemption from such registration.

The Company's principal officer/stockholders and directors have served the Company in their respective roles for all periods presented without compensation. Accordingly, the financial statements include a contribution of capital and compensation expense in all periods equal to the estimated value of such donated services.

Other Issuances of Common Stock

In the fiscal year ended June 30, 1994, the principal officer/stockholders transferred to the Company, in a series of exchange transactions, various land use and mining rights, including ore reserves in Arizona and Nevada, in exchange for an aggregate of 162,286,944 shares of common stock of the Company. The costs assigned to these assets, and the value of the common stock issued in exchange, consist of the costs incurred by the principal officer/stockholders (transferors' historical cost basis).

In addition, on several occasions, the Company's principal officer/stockholders assigned to the Company nonexclusive limited use licenses to certain patents and related intellectual property developed over a number of years for the extraction of gold, silver, and platinum group metals from igneous rocks in exchange for 10,000,000 shares of common stock of the Company issued in January 1998. Neither the shares nor the assets so acquired have been valued in the balance sheet (although the shares are included as outstanding) because the costs incurred by the stockholders in developing such assets were primarily in the nature of research and development and, therefore, would have been expensed. There are no continuing royalty obligations in connection with these licenses.

In November 1999, the Company issued a total of 55,000,000 shares to its principal stockholders, which transactions were retroactively rescinded and reversed in February 2000. Accordingly, these shares were not considered in the weighted average number of shares outstanding for purposes of computing loss per share in the period ended June 30, 2000.

In connection with the 1993 change in control of the Company, obligations to former principal stockholder were settled in full with the issuance of 200,000 shares valued at the carrying amount of these obligations.

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999 AND
    THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 2000 (continued)
==========================================================================================

None of the foregoing stock transactions involved any compensation for any services.

8.     Financial instruments:

The carrying amounts of advances from stockholders and other financial instruments approximate their fair value because of their short maturities or because the debt bears variable or fixed interest rates that approximate current rates available on similar borrowings.

9.     Supplemental cash flow information:

In connection with the change in control of the Company in 1993, the Company obtained land use rights, mining claims and mineral ores valued at $1,775,000. Other non-cash investing and financing activities consisted of acquisition of land by seller financing of $100,000 prior to July 1, 1997, and of the settlement (discussed in Note 7) of $3,263,191 of advances including accrued interest at June 30, 1999 from stockholders by issuing 3,000,000 shares of common stock on November 19, 1999.

Cash paid for interest during each of the periods presented was not material.

The following reconciles net loss to cash used in operating activities:

	2000 ---------------------	1999 -------------------	Cumulative July 1, 1993 through June 30, 2000 -----------------------
Net loss	$ (1,284,268)	$ (1,122,042)	$ (4,691,348)
Depreciation	85,712	64,992	212,900
Contributed services	100,000	100,000	700,000
(Increase) decrease in operating assets:
Inventories	15,277	(53,670)	(89,829)
Prepaid expenses	22,670	(37,768)	(24,765)
Other assets	21,857	(21,857)
Increase (decrease) in operating liabilities:
Accounts payable	61,382	19,820	89,860
Accrued expenses	(6,299)	2,364	9,916
Accrued interest to stockholders	92,185 ---------------------	138,041 --------------------	393,383 ----------------------
	$ (891,484) ============	$ (910,120) ============	$ (3,399,883) =============

10.     Subsequent event:

On July 1, 2000, the Company entered into a stock subscription agreement with an unrelated party for the sale of 1,100,000 shares of common stock at $1.10 per share ($1,210,000) payable in three installments ending no later than November 1, 2000.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure.

        During the last two fiscal years ended June 30, 1999 and 2000, there have been no changes in or disagreements with accountants.

PART III

Item 9.     Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                 Exchange Act of 1934.

        The following table sets forth the name, age and position of each director and officer of the Company as of the date hereof.

Name -----------------------	Age -----	Positions Held ------------------------------------------------	Year of Appointment -----------------
Diana L. Flaherty[1]	51	Chairperson of the Board, Chief Executive Officer, Secretary and Treasurer	1993
Robert F. Flaherty[1]	65	Director, Chief Operating Officer and President	1995

________________________
1Robert F. Flaherty and Diana L. Flaherty are husband and wife.

        All directors hold office until the next annual meeting of the stockholders and until their successors are elected and qualified. There are no agreements with respect to the election of directors. Officers of the Company are appointed by the Board and serve at the will and pleasure of the Board. Set forth below is certain biographical information regarding the Company's directors and officers:

        Diana L. Flaherty is the Chairperson of the Board of Directors, Chief Executive Officer, Secretary and Treasurer of the Company. She has served the Company in an official capacity since June 1993 and since that time substantially all of her time and efforts have been directed toward the development of the Company. Ms. Flaherty directs the business operations of the Company, overseeing the performance of the Company's management team and evaluating the effectiveness of the Company's proprietary processes. Ms. Flaherty's responsibilities also involve arranging for private and institutional project financing and providing direction for short and long-term Company planning.

        Robert F. Flaherty is a director Chief Operating Officer and President of the Company. He has served the Company in an official capacity since February 1995 and since that time substantially all of his time and efforts have been directed toward the development of the Company. Oversight of the Company's production operations is one of Mr. Flaherty's primary responsibilities. Mr. Flaherty also handles recruiting and hiring of the Company's management team and consultants necessary to expand operations from pilot to commercial production. Mr. Flaherty designed and coordinated the construction of the Company's Black Mountain facility, and is instrumental in the application of advanced gold and platinum group metals research and refining technology.

    Permanent Injunction

        In February 1998, a Judgment of Permanent Injunction and Other Relief was entered in the United States District Court, Central District of California, Western Division against the Company and Mr. Flaherty, enjoining each of them from violating Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and

Rule 10b-5 thereunder, and enjoining Mr. Flaherty from future violations of Section 15(a)(1) of the Exchange Act. The injunction was sought by the U.S. Securities and Exchange Commission (the "SEC") as a result of allegations that the Company and Mr. Flaherty made material misrepresentations to investors and that funds raised were used personally by Mr. Flaherty. The Company and Mr. Flaherty consented to the permanent injunction without admitting or denying the allegations.

        In May 1998, the court entered a Final Judgment of Disgorgement against the Company and Mr. Flaherty. In that order, the court ordered that neither the Company nor Mr. Flaherty would be required to pay a disgorgement amount, subject to the accuracy of the representations made by the Company and Mr. Flaherty regarding amounts spent for Company expenditures. The court retained jurisdiction to order disgorgement in the event such representations are false, misleading, inaccurate or incomplete; but to date no additional actions have been brought by the SEC against the Company or Mr. Flaherty.

    Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and stockholders holding more than 10% of the class of stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2000, all reports required under Section 16(a) filing requirements were filed as required, except for the initial reports of Mr. and Mrs. Flaherty, which were inadvertently filed a few days late.

Item 10.     Executive Compensation.

        The Company has not paid compensation to its directors and officers for the fiscal years ended June 30, 1998, 1999 or 2000. There are no employment contracts between the Company and any of its directors or officers. There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company. In addition, the Company is not obligated to pay royalties to the Flahertys on any mineral rights or proprietary rights assigned to the Company.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth the information as of October 6, 2000 with respect to each person known to the Company to be the beneficial owner of more than five percent of any class of the Company's common stock, each director of the Company and all directors and officers of the Company as a group. Beneficial ownership includes securities to which a person has sole or shared voting or investment power in any shares or shares to which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

Title of Class --------------------	Name and Address of Beneficial Owner ----------------------------------------------------------	Amount and Nature of Beneficial Ownership -------------------------------	Percent of Class3 -----------------------
Common Stock	Diana L. Flaherty1 801 S. Rampart Blvd., #178 Las Vegas, Nevada 89127	85,407,012	47%
Common Stock	Robert F. Flaherty1 801 S. Rampart Blvd., #178 Las Vegas, Nevada 89127	77,763,007	42%
Common Stock	Robert F. & Diana L. Flaherty, Inc.2 801 S. Rampart Blvd., #178 Las Vegas, Nevada 89127	1,970,498	1%
Common Stock	Dynasty Corporation of Nevada, Inc.2 801 S. Rampart Blvd., #178 Las Vegas, Nevada 89127	1,533,762	1%
Common Stock	Total of all Shares Beneficially Owned by Officers and Directors (as a group)	166,674,279	91%

__________________________
1Director and officer of the Company
2Robert F. Flaherty and Diana L. Flaherty, husband and wife, are the sole stockholders of the listed corporation.
3Based on 183,473,440 shares of common stock outstanding as of October 6, 2000.

        There are no arrangements presently known to the Company that could result in a change in control of the Company.

Item 12.     Certain Relationships and Related Transactions.

        During the fiscal years ended June 30, 1998 and 1999, the Company entered into a series of loan transactions with Robert F. & Diana L. Flaherty, Inc. The aggregate principal amount of the loans for those years was $2,888,179, which amount the Company agreed to repay at the interest rate of six percent per annum. The Flahertys are the beneficial owners of 91% of the Company's outstanding common stock and are the sole stockholders of Robert F. & Diana L. Flaherty, Inc. See Item 11 -- Security Ownership of Certain Beneficial Owners and Management. Subsequently, the Company issued common stock to Robert F. & Diana L. Flaherty, Inc. to cancel the debt.

        In November 1999, the Company issued an aggregate of 55,000,000 shares of common stock to Robert F. & Diana L. Flaherty, Inc. However, this issuance was made in error. The Flahertys intended to pledge shares of the Company's common stock issued to Robert F. & Diana L. Flaherty, Inc. as consideration for a contract for the right to purchase metals and/or concentrates. The Company was not a party to the contract and the rights to be acquired were to run to the Flahertys. Upon realizing the error in February 2000, the Company rescinded the resolutions authorizing the issuance. Certificates representing 55,000,000 shares of common stock were surrendered by Mr. Flaherty to the Company and cancelled. See Part II, Item 4 -- Recent Sales of Unregistered Securities. Although it is contemplated that the Flahertys could assign all or a portion of their rights to purchase metals or concentrates under the contracts to the Company, presently there are no such plans.

Item 13.     Exhibits and Reports on Form 8-K.

        (a)   The following exhibits are included as part of this report:

Exhibit No.	Description
3.01

Articles of Incorporation of the Company and Certificate of Amendment and Restatement of the Articles of Incorporation incorporated by reference from the Company's registration statement on Form 10-SB, Part III, Item 1, Exhibit 2.01

3.02	Bylaws of the Company dated February 15, 2000 incorporated by reference from the Company's registration statement on Form 10-SB, Part III, Item 1, Exhibit 2.02
10.01

Assignment of Patent Licensing Agreement by and among Robert F. Flaherty, Diana L. Flaherty and Phoenix Metals U.S.A. II, Inc. incorporated by reference from the Company's registration statement on Form 10-SB, Part III, Item 1, Exhibit 6.01

10.02

Patent Licensing Agreement by and between Robert F. & Diana L. Flaherty, Inc. and Phoenix Metals U.S.A. II, Inc. incorporated by reference from the Company's registration statement on Form 10-SB, Part III, Item 1, Exhibit 6.02

10.03

Advance Agreement by and among Robert F. & Diana L. Flaherty, Inc., Robert F. Flaherty, Diana L. Flaherty and Phoenix Metals U.S.A. II, Inc. dated December 1, 1999 incorporated by reference from the Company's registration statement on Form 10-SB, Part III, Item 1, Exhibit 6.03

27.01	Financial Data Schedule

        (b)   The Company issued no reports on Form 8-K during the fourth quarter of fiscal year 2000.

                                                                                        SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Metals U.S.A. II, Inc.

Dated:	October 11, 2000	By:	/s/ Diana Lee Flaherty -------------------------------------------- Diana Lee Flaherty, Chairperson of the Board of Directors, Chief Executive Officer, Secretary and Treasurer

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

/s/ Diana Lee Flaherty ------------------------------------------ Diana Lee Flaherty	Chairperson of the Board of Directors, Chief Executive Officer, Secretary and Treasurer	October 11, 2000

/s/ Robert F. Flaherty ------------------------------------------ Robert F. Flaherty	President, Chief Operating Officer and Director	October 11, 2000

                  Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the
                                                                 Exchange Act by Non-reporting Issuers

                          No annual report or proxy materials have been or will be sent to the Company's Company's stockholders in connection with this report.