Form 10QSB
period 2000-09-30
PHOENIX METALS USA II INC
filed 2000-11-14
CIK 1104816

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
          1934

For the quarterly period ended:	September 30, 2000 ----------------------------------------------------------

OR

[ ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	---------------------	to	---------------------
Commission file number:	000-30570 --------------------------------------------------------------

Phoenix Metals U.S.A. II, Inc.
---------------------------------------------------------------------------------------------------------------------------
(Exact name of small business issuer as
specified in its charter)

Nevada ------------------------------------------- (State or other jurisdiction of incorporation or organization)	95-4571729 ---------------------------------- (I.R.S. Employer Identification No.)

                          801 South Rampart Boulevard, Suite 178, Las Vegas, Nevada 89128
------------------------------------------------------------------------------------------------------
(Address of principal executive offices)

(702) 947-2178 ------------------------------------------------------------------------------------------------------ (Issuer's telephone number)

------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X ------	NO	------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES	------	NO	------

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 183,473,440 shares of common stock, $.0001 par value, as of November 10, 2000.

        Transitional Small Business Disclosure Format (check one);

YES	------	NO	X ------

FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
BALANCE SHEET
SEPTEMBER 30, 2000
UNAUDITED

==========================================================================================
ASSETS
Current assets
Cash Inventories Prepaid expenses	$ 111,091 91,329 22,584 ------------------ 225,004
Property and equipment, net of accumulated depreciation and amortization	1,132,194
Mining claims and mineral ore rights	1,712,144 ------------------- 3,069,342 =============
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)
Current liabilities
Current portion of long-term debt Notes payable Accounts payable Accrued expenses	$ 18,884 26,430 112,157 10,464 ------------------- 167,935 -------------------
Long-term debt, net of current portion	50,407 -------------------
Advances from stockholders, including accrued interest	577,379 -------------------
Stockholders equity (deficiency)

Preferred stock (preferences to be determined by the Board of Directors upon issuance), $0.01 par value, 300,000,000 shares authorized, none issued
Common stock, $0.0001 par, 500,000,000 shares authorized, 183,846,168 shares issued and outstanding
Additional paid-in capital
Deficit accumulated in the development stage
Less stock subscription receivable

18,385 -------------------- 7,695,808 (5,030,572) (410,000) -------------------- 2,273,621 -------------------- $ 3,069,342 ==============

See accompanying notes to unaudited financial statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 AND THE
CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH SEPTEMBER 30, 2000
UNAUDITED

==========================================================================================
	Three months ended September 30, ------------------------------------------ 2000 1999 ----------------- ------------------		Cumulative July 1, 1993 through September 30, 2000 ---------------------
Operating costs and expenses
Research and development Depreciation General and administrative	$ 72,774 22,177 231,998 ----------------	$ 117,894 20,905 94,650 -----------------	$ 2,241,974 226,597 2,060,762 ---------------------
	326,949	233,449	4,529,333
Interest expense	12,275 ----------------	52,098 -----------------	501,239 ---------------------
Net loss	$ (339,224) ===========	$ (285,547) ===========	$ (5,030,572) ==============
Net loss per common share	$ (0.002) ===========	$ (0.002) ============	$ (0.034) ==============
Weighted average number of common shares outstanding	183,846,168 ===========	179,566,820 ===========	148,287,044 ==============

See accompanying notes to unaudited financial statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 AND THE
CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH SEPTEMBER 30, 2000
UNAUDITED

==========================================================================================
	Three months ended September 30, ---------------------------------------- 2000 1999 -------------- --------------		Cumulative July 1, 1993 through September 30, 2000 ------------------------------
Operating activities
Net cash used in operating activities	--------------- $ (269,746) ----------------	--------------- $ (215,703) ---------------	-------------------------- $ (3,669,629) --------------------------
Investing activities
Purchases of property and equipment	(53,644) ---------------	(87,538) ---------------	(1,269,939) -------------------------
Financing activities
Advances from stockholders Repayments to stockholders Proceeds from debt Repayments of debt Stock subscription payments received Proceeds from sale of common stock	2,550 (550,000) (6,744) 800,000 ---------------	216,247 20,000 (7,954) 800 -------------	3,988,343 (550,000) 266,251 (161,885) 901,700 606,250 -------------------------
Net cash provided by financing activities	245,806 ---------------	229,093 ---------------	5,050,659 -------------------------
Net increase (decrease) in cash	(77,584)	(74,148)	111,091
Cash, beginning	188,675 ---------------	89,629 ---------------	-------------------------
Cash, ending	$ 111,091 ==========	$ 15,481 ==========	$ 111,091 ================

See accompanying notes to unaudited financial statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

UNAUDITED

------------------------------------------------------------------------------------------------------------------------

1.     Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the financial statements of Phoenix Metals U.S.A. II, Inc. (the "Company"), and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, previously filed with the Securities and Exchange Commission.

2.     Contingencies:

Legal Proceedings

On February 24, 1999, an entry of default by the court clerk was entered against the Company in the amount of $597,913. The entry of default stems from a disputed transaction in a period prior to July 1, 1999. On November 29, 1999, the court entered an order of final judgment including additional interest to $609,912. However, subsequently, the court entered an order granting the Company’s motion for an appeal of judgment. The Company plans to continue to litigate the matter fully, and, based upon the opinion of counsel, management expects the judgment will be reversed and the matter tried. However, since the ultimate outcome of this matter cannot be determined at this time, no provision has been made in the financial statements in its regard.

The Company is also engaged in a dispute with the United State Department of Interior, Bureau of Land Management ("BLM") over its rights of occupancy under the General Mining Law of 1872, as amended (the "General Mining Law"), with respect to its millsite on certain public lands. The Company intends to vigorously defend its rights in the matter. Management cannot determine at this time the ultimate effect of this dispute on its future operations or financial condition, if any, but it could be required to relocate its millsite processing facilities to another location. The cost of any such move, however, is not expected to be significant.

The Company is also party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or future operations.

Environmental Obligations

The Company is obligated under federal and state legislation to perform environmental reclamation at its refinery and testing facility. Management’s estimate of the costs of meeting such obligations, as approved by the state, is not material.

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

UNAUDITED (continued)

------------------------------------------------------------------------------------------------------------------------

Going Concern

The Company has not had any revenues to date and has accumulated a development stage deficit of $5,030,572 as of September 30, 2000. The Company plans to conduct only a modest level of increased processing and relatively modest capital expenditures and product research and development during the next 12 months (because it believes it is unnecessary) in transition to commercial application unless required to comply with the terms of a specific customer contract that may arise. In such event, the Company would expect to fund such activity with customer prepayments to be required under the contract. Accordingly, in all other respects, the Company plans to continue to fund its limited operations, with additional advances from its principal stockholders, who are both able and committed to provide such funding as may be necessary, and new capital inflow.

3.     Income taxes:

Because the Company has not generated any revenues or otherwise commenced operations, and has engaged in extensive development stage activities over a period that exceeds seven years, it has incurred substantial net operating losses for income tax reporting purposes, the realization of benefits of which cannot be viewed at this time as more likely than not and, accordingly, have effectively been offset by a valuation allowance.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

CAUTION

        The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Company’s actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.

     Plan of Operation Over the Next 12 Months

        Since the Company’s inception, the Flahertys, its principal stockholders, agreed to advance money, from time-to-time, to the Company to cover capital acquisitions and working capital requirements. This arrangement with the Flahertys was memorialized in December 1999 when the Company and the Flahertys entered into an Advance Agreement (the "Advance Agreement"), as amended, setting forth the terms under which the Flahertys advanced sums to the Company. As a result, generally all of the Company’s future plans are based on the Company’s assumption that the Flahertys will continue to lend their financial support pursuant to the Advance Agreement. However, there is nothing in the Advance Agreement which requires the Flahertys to advance money to the Company. The Advance Agreement only sets forth the terms and conditions of such loans if so effected by the Flahertys.

        Notwithstanding the foregoing, the Company currently plans over the next 12 months to direct its attention to resolving its dispute with the BLM. See Part II, Item 1 - Legal Proceedings. The Company made significant investments in infrastructure at the Black Mountain facility during fiscal year 1999 in anticipation of commercial production. While the dispute is pending, the Company does not wish to duplicate its millsite facility and/or transfer its equipment to private land, thereby abandoning its claim and making the action moot. For these reasons, the Company has increased production levels only modestly and remains on the millsite to protect its right to occupy the property until the matter is resolved by the administrative law judge. A hearing commenced on September 12, 2000, and the Company is vigorously defending its rights to occupy these public lands as permitted by the General Mining Law.

        Assuming the Company prevails in its dispute with the BLM, the Company believes that it has sufficient commitments from the Flahertys in connection with the Advance Agreement and from other private equity funding to provide cash for the next 12 months to modestly increase production levels at the Black Mountain facility sufficient for commercial production. Commercial production will allow the Company to sell modest quantities of its doré metal bars to refineries and commercial purchasers and generate revenues. For these reasons, the Company does not foresee any need to raise additional funds for the next 12 months. Even if the Company were required or decided to relocate its processing facilities and equipment to private land within the next 12 months, management believes that the Company has sufficient commitments from the Flahertys and other potential private equity investors to allow the Company to successfully undertake this course of action.

        The Company is aware that the transition from an essentially research and development operation into a sustainable commercial production operation, the transition it is presently attempting to undertake, could be a difficult and potentially expensive effort, and could be expected to present barriers to both attracting skilled executive management and technical manpower. The Company continues to facilitate that transition by scaling up the size, scope and capability of its Black Mountain facility. Management believes that modest commercial production levels are possible at its existing facilities without substantial additional expense. The trend of spending less on research and development activities that started with fiscal year end 2000 is continuing into the first quarter of fiscal year end 2001. The Company has spent $72,774 on its research and development activities for the three months ended September 30, 2000, while it spent approximately 38% more, or $117,894, for the same period in 1999. This decrease can be attributable to the fact that substantial one-time expenditures were required during fiscal years 1999 and 2000 that are no longer necessary.

        As management does not anticipate the need for additional new equipment during the next 12 months, it expects that the Company’s research and development expenses will either remain at these levels or continue to decrease. It is always possible, however, that refinements in technology may offer the Company the opportunity to replace existing equipment with newer, more efficient models. Thus management reserves the right to make such replacements or acquisitions over the next 12 months. However, the Company presently has no plans to do so.

        Notwithstanding the downward trend in the Company research and development expenses, the Company has experienced a substantial increase in its general and administrative costs from $94,650 for three months ended September 30, 1999, to $231,998 for the three months ended September 30, 2000. Management attributes this increase in general and administrative expenses as a result of retaining attorneys and other professionals in connection with the defense of both the BLM and 900 Capital Services, Inc. actions. See Part II, Item 1 - Legal Proceedings. Additionally, the Company has paid, and expects to continue to pay, increased attorneys’ and accountants’ fees and costs in connection with and as a result of the Company’s registration of its common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a reporting company, the Company is obligated to comply with the periodic and other reporting requirements under the Exchange Act. Also, the Company has and will continue to incur additional costs and expenses in connection with its attempt to re-list its common stock on the Nasdaq Over-the-Counter Bulletin Board.

        Although the Company has completed substantial research and development activities related to its extraction processes, proprietary technology, equipment, formulas and training protocols, the Company could nonetheless choose to seek and/or accept an opportunity to sell a forward contract of its products on terms which offer pre-payment credit facilities over the next 12 months. This type of sale transaction, although generating revenues, could require the Company to conduct further research and development to meet the specific customer need. However, the Company has no plans to enter into this type of transaction in the near future.

        As stated previously, the Company expects to commence commercial operations on the conclusion of the pending BLM administrative action concerning the Black Mountain facility. In the event the Company is not successful in retaining its right to occupy the BLM land on which the Black Mountain facility is located, the Company will have to relocate its facilities and equipment to private land, possibly within the next 12 months. In this regard, the Company has engaged a real estate broker familiar with its operations to search for potential land that the Company could lease or purchase. A relocation of the facilities and equipment would require the Company to shut down its operations, in phases, breakdown the equipment and move it to be re-assembled at the new location. It is possible to relocate in such a manner that limited production could be performed and maintained on the two sites until the entire facility has been relocated. The costs of relocating would be unknown until a new site is located and the existing infrastructure and facilities are assessed for compliance with air quality, environmental, traffic and safety standards, regulations and conditions.

     Financing and Liquidity

        During its research and development efforts, the Company has not relied on or used traditional outside sources of financing to fund its current operations or to develop its proprietary technology and processes. The Company has received substantial funding from the Flahertys, its principal stockholders, who continue to advance funds pursuant to the Advance Agreement, exchanging those cash advances for common stock. The Company, therefore, has not been required to borrow from banks or other traditional financial or capital sources. While the Flahertys continue to promise their financial support during the transition into commercial production, there is no assurance that such financial support will continue, or that the Company may not find it desirable to seek funding from more traditional financial and capital sources, or that the Company may move to raise additional debt or equity capital to finance its transition into commercial exploitation of its technology. There is no assurance that, if the Flahertys should terminate the Advance Agreement and thereby terminate their financial support, the Company will be able to borrow from traditional institutional financial sources on acceptable terms or raise debt or equity capital. In such event, the Company may have to suspend operations, sell its technology, or seek a merger, combination or other strategic alternative.

        As of the three months ended September 30, 2000, the Company had cash of $111,091 compared with cash of $15,481 for the corresponding period in 1999. Over the next 12 months, management believes that the Company will require additional funding from the Flahertys to cover operating expenses, including without limitation, payroll, overhead, modest capital expenditures, repairs and replacement parts, supplies, compliance and professional services, taxes and permit fees in an amount between $800,000 to $1,000,000, excluding any payments made in respect of the default judgment currently pending against the Company. See Part II, Item 1 - Legal Proceedings.

        Notwithstanding the above, and while the Company does not anticipate a need to raise additional capital from outside sources to support its operations during the next 12 months in reliance on the Advance Agreement and other potential private equity investors, the Company has nonetheless begun to take measures and explore various options in connection with potentially raising additional capital from the sale of its securities to the public. However, no agreements have been negotiated and no definitive course of action has been undertaken to register and pursue a public offering or private placement at this time.

     Expected Significant Changes in Number of Employees

        The Company expects to increase its number of employees gradually over the next 12 months. While the proceeding concerning the Black Mountain facility is pending, the Company will maintain its personnel at current levels. Thereafter, the Company expects to add key senior management to support the administrative and marketing infrastructure and to plan, control and grow the business. The Company anticipates employing two people within the next 12 months, specifically a chief financial officer and chief technical manager. In addition, the Company is preparing to add chemical and technical personnel to assist in the commercial application of the Company’s technology. However, there is no assurance that the Company will be able to actually find and hire qualified people to fill these positions within the next 12 months.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

        United States of America v. Phoenix Metals U.S.A. II, Inc. On or about September 7, 1999, the BLM served upon the Company its Complaint for Contest of Mining Claims. On September 12, 2000, the parties appeared at trial before an administrative law judge. Following the trial, the judge instructed the parties that post-trial briefs should be filed no later than thirty days after recovering the trial transcript. Management expects that the transcript will be completed by late November 2000. A final decision is expected to be published by February 2001.

        Ralph C. Gustin, III v. Thornton Duard Barnes, a/k/a T.D. Barnes; Doris Barnes; Geneva Minerals, Inc.; Phoenix Metals U.S.A. II, Inc; Robert F. Flaherty; and Diana Lee Flaherty, consolidated with Robert F. & Diana L. Flaherty, Inc.; Phoenix Metals U.S.A. II, Inc.; Robert F. Flaherty; and Diana Flaherty v. Thornton D. Barnes and Doris W. Barnes; and Geneva Minerals, Inc. On November 30, 1999, The Barnes and Geneva Minerals, Inc. ("Geneva Minerals") filed a Motion for a New Trial or Alternative Relief. Gustin filed a Countermotion to Correct Decision, to Grant a New Trial and/or to Alter or Amend Decision. Both motions were denied. Barnes and Gustin appealed the District Court’s Decision and Judgment. The appeals are presently pending before the Nevada Supreme Court. Management does not believe that any of the appeals will change the ultimate judgment of the trial court.

        900 Capital Services, Inc. v. Phoenix Metals U.S.A. II, Inc., et al. In April 1997, a lawsuit (the "Lawsuit") was filed against the Company and others by 900 Capital Services, Inc. ("Plaintiff") in the United States District Court for the Northern District of California.

        The Lawsuit was thereafter transferred to the United States District Court in Memphis, Tennessee, pursuant to an order of November 7, 1997 by the United States District Court for the Northern District of California granting defendant’s motion to dismiss for improper venue or, in the alternative, to transfer for improper venue.

        An entry of default against the Company in favor of Plaintiff in the amount of $597,913 was entered by the clerk of the United States District Court in Memphis, Tennessee on February 24, 1999 as a result of the Company’s failure to answer Plaintiff’s First Amended Complaint. This failure by the Company to file such answer resulted from the Plaintiff’s failure to serve the Company with the First Amended Complaint in accordance with the court’s January 15, 1998 order requiring that the Company be served at its Las Vegas, Nevada address. The Company’s motion to set aside the entry of the default judgment was denied by the court on May 18, 1999.

        The court entered an order of judgment against the Company in favor of Plaintiff in the amount of $609,912 on November 23, 1999, which included a denial of the Company’s motion for an evidentiary hearing on the issue of damages. The court entered an order granting the Company’s motion for an interlocutory appeal of the default judgment on April 24, 2000. The United States Court of Appeals for the Sixth Circuit accepted appellate jurisdiction of the appeal by its order of May 11, 2000. Briefs have been filed with the Court of Appeals by the parties and oral arguments are expected to be scheduled some time within the next six to eight months.

Item 2.        Changes in Securities and Use of Proceeds

        On July 1, 2000, the Company entered into a stock purchase agreement with Edward Healy, an unrelated party, for the sale of 1,100,000 shares of common stock for $1.10 per share, for a total purchase price of $1,210,000. The shares will be issued, and payment due therefor, in three equal installments ending no later than November 1, 2000. This sale of the Company’s common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

        All funds received by the Company from the sales of the Company’s common stock were, or will be, used for working capital and overhead expenses including, without limitation, rent for the Company’s office space, utilities, payroll, and research and development activities. No underwriters, brokers or dealers were used in connection with the above sale.

Item 3.        Defaults Upon Senior Securities

        None.

Item 4.        Submission of Matters to a Vote of Security Holders

        None.

Item 5.        Other Information

        None.

Item 6.        Exhibits and Reports on Form 8-K

       (a)     The following exhibits are included as part of this report:

Exhibit No. 27.01	Description Financial Data Schedule

       (b)     The Company issued no reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Metals U.S.A. II, Inc.

Date:	November 13, 2000 ----------------------------	/s/ Diana Lee Flaherty ------------------------------------------------------------- Diana Lee Flaherty Chairperson of the Board, Chief Executive Officer, Secretary and Treasurer

Date:	November 13, 2000 ----------------------------	/s/ Robert F. Flaherty ------------------------------------------------------------- Robert F. Flaherty Director, Chief Operating Officer and President