Form 10QSB
period 2000-12-31
PHOENIX METALS USA II INC
filed 2001-02-15
CIK 1104816

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:            December 31, 2000
                                         ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:                   to
                                        ------------------    ------------------
              Commission file number:                   000-30570
                                        ----------------------------------------

                         PHOENIX METALS U.S.A. II, INC.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Nevada                                              95-4571729
   --------------------------                         --------------------------
 (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)


         801 South Rampart Boulevard, Suite 178, Las Vegas, Nevada 89128
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 947-2178
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X     NO
             ------      ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

         YES          NO
             ------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 186,360,335 shares of common stock, $.0001 par value, as of February 9, 2001

         Transitional Small Business Disclosure Format (check one);

         YES          NO    X
             ------      ------

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                              PAGE

PART I - FINANCIAL INFORMATION..................................................................3

       ITEM 1.   FINANCIAL STATEMENTS...........................................................3
       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................9

PART II - OTHER INFORMATION....................................................................12

       ITEM 1.   LEGAL PROCEEDINGS.............................................................12
       ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................12


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOENIX METALS U.S.A. II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2000
================================================================================

ASSETS

CURRENT ASSETS
Cash                                                                                 $           1,941
Inventories                                                                                     85,822
Prepaid expenses                                                                                18,700
                                                                                       -----------------
                                                                                               106,463

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization                     1,118,991

MINING CLAIMS AND MINERAL ORE RIGHTS                                                         1,712,144
                                                                                       -----------------
                                                                                     $       2,937,598
                                                                                       =================

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Current portion of long-term debt                                                    $          19,625
Notes payable                                                                                   24,182
Accounts payable                                                                                93,447
Accrued expenses                                                                                 3,515
                                                                                       -----------------
                                                                                               140,769
                                                                                       -----------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                          44,898
                                                                                       -----------------

ADVANCES FROM STOCKHOLDERS, INCLUDING ACCRUED INTEREST                                         126,224
                                                                                       -----------------

STOCKHOLDERS EQUITY
Preferred stock (preferences to be determined by the Board of Directors upon issuance), $0.01 par value, 300,000,000 shares authorized, none issued.
Common stock, $0.0001 par, 500,000,000 shares authorized, 186,360,335 shares
   issued and outstanding                                                                       18,673
Additional paid-in capital                                                                   8,297,899
Deficit accumulated in the development stage                                                (5,280,865)
Less stock subscription receivable, due March 31, 2001                                        (410,000)
                                                                                       -----------------
                                                                                             2,625,707
                                                                                       -----------------
                                                                                     $       2,937,598
                                                                                       =================

                 See accompanying notes to financial statements

PHOENIX METALS U.S.A. II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999 AND THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH DECEMBER 31, 2000
================================================================================


                                                                                                                  CUMULATIVE
                                                                               THREE MONTHS ENDED                JULY 1, 1993
                                                                                  DECEMBER 31,                     THROUGH
                                                                       ------------------------------------       DECEMBER 31,
                                                                            2000                1999                 2000
                                                                       ---------------     ----------------    -------------------
OPERATING COSTS AND EXPENSES

General and administrative                                           $       132,228     $        177,250    $         2,192,990
Research and development                                                      83,274               69,471              2,325,248
Depreciation                                                                  23,849               20,905                250,446
                                                                       ---------------     ----------------    -------------------

                                                                             239,351              267,626              4,768,684

INTEREST EXPENSE                                                              10,942               31,091                512,181
                                                                       ---------------     ----------------    -------------------


NET LOSS                                                             $      (250,293)    $      (298,717)    $        (5,280,865)
                                                                       ===============     ================    ===================


NET LOSS PER COMMON SHARE                                            $        (0.001)    $        (0.002)    $            (0.035)
                                                                       ===============     ================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                              183,630,336         181,278,777             149,431,384
                                                                       ===============     ================    ===================


                 See accompanying notes to financial statements

PHOENIX METALS U.S.A. II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999 AND THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH DECEMBER 31, 2000
--------------------------------------------------------------------------------





                                                                                                                    CUMULATIVE
                                                                                SIX MONTHS ENDED                    JULY 1, 1993
                                                                                  DECEMBER 31,                        THROUGH
                                                                       ------------------------------------         DECEMBER 31,
                                                                            2000                1999                    2000
                                                                       ---------------     ----------------      -----------------
OPERATING COSTS AND EXPENSES

General and administrative                                           $       364,226     $        271,900      $       2,192,990
Research and development                                                     156,048              187,365              2,325,248
Depreciation                                                                  46,026               41,810                250,446
                                                                       ---------------     ----------------      -----------------

                                                                             566,300              501,075              4,768,684

INTEREST EXPENSE                                                              23,217               83,189                512,181
                                                                       ---------------     ----------------      -----------------


NET LOSS                                                             $      (589,517)    $       (584,264)     $      (5,280,865)
                                                                       ===============     ================      =================

NET LOSS PER COMMON SHARE                                            $        (0.003)    $         (0.003)     $          (0.035)
                                                                       ===============     ================      =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                              183,231,730          180,422,798            149,431,384
                                                                       ===============     ================      =================

                 See accompanying notes to financial statements

PHOENIX METALS U.S.A. II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999 AND THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH DECEMBER 31, 2000
================================================================================







                                                                                                                   CUMULATIVE
                                                                                SIX MONTHS ENDED                  JULY 1, 1993
                                                                                  DECEMBER 31,                      THROUGH
                                                                       ------------------------------------        DECEMBER 31,
                                                                            2000                1999                  2000
                                                                       ---------------     ----------------      -----------------
OPERATING ACTIVITIES

Net cash used in operating activities                                $      (479,840)    $       (469,605)     $      (3,879,723)
                                                                       ---------------     ----------------      -----------------

INVESTING ACTIVITIES

Purchases of property and equipment                                          (64,290)            (112,140)            (1,280,585)
                                                                       ---------------     ----------------      -----------------

FINANCING ACTIVITIES

   Advances from stockholders                                                121,156              400,440              4,106,949
   Repayments to stockholders                                               (550,000)                                   (550,000)
   Proceeds from debt                                                                              20,000                266,251
   Repayments of debt                                                        (13,760)             (15,101)              (168,901)
   Stock subscription payments received                                      800,000                1,200                901,700
   Proceeds from sale of common stock                                                              90,000                606,250
                                                                       ---------------     ----------------      -----------------

   Net cash provided by financing activities                                 357,396              496,539              5,162,249
                                                                       ---------------     ----------------      -----------------

NET INCREASE (DECREASE) IN CASH                                             (186,734)             (85,206)                 1,941

CASH, BEGINNING                                                              188,675               89,629
                                                                       ---------------     ----------------      -----------------

CASH, ENDING                                                         $         1,941     $          4,423      $           1,941
                                                                       ===============     ================      =================


                 See accompanying notes to financial statements

PHOENIX METALS U.S.A. II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the financial statements of Phoenix Metals U.S.A. II, Inc. (the Company), and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, previously filed with the Securities and Exchange Commission.

2.   CONTINGENCIES:

LEGAL PROCEEDINGS

On February 24, 1999, an entry of default by the court clerk was entered against the Company in the amount of $597,913. The entry of default stems from a disputed transaction in a period prior to July 1, 1999. On November 29, 1999, the court entered an order of final judgment including additional interest of $609,912. However, subsequently, the court entered an order granting the Company's motion for an appeal of the judgment. The Company plans to continue to litigate the matter fully, and, based upon the opinion of counsel, management expects the judgment will be reversed and the matter tried. However, since the ultimate outcome of this matter cannot be determined at this time, no provision has been made in the financial statements in its regard.

The Company is also engaged in a dispute with the United State Department of Interior, Bureau of Land Management (BLM) over its rights of occupancy under the General Mining Law of 1872, as amended (the "General Mining Law"), with respect to its mill site on certain public lands. The Company intends to vigorously defend its rights in the matter. Management cannot determine at this time the ultimate effect of this dispute on its future operations or financial condition, if any, but it could be required to relocate its mill site processing facilities to another location. The cost of any such move, however, is not expected to be significant.

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

PHOENIX METALS U.S.A. II, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

GOING CONCERN

The Company has not had any revenues to date and has accumulated a development stage deficit of $5,280,865 as of December 31, 2000. The Company plans to conduct only a modest level of increased processing and relatively modest capital expenditures and product research and development during the next 12 months (because it believes it is unnecessary) in transition to commercial application unless required to comply with the terms of a specific customer contract that may arise. In such event, the Company would expect to fund such activity with customer prepayments to be required under the contract. Accordingly, in all other respects, the Company plans to continue to fund its limited operations, with additional advances from its principal stockholders.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion contains various forward-looking statements, such as statements relating to the Company's anticipated performance, current litigation, financing sources and the possible relocation of the Company's operations. Such statements can be identified by the use of forward-looking words such as "anticipate," "believe," "estimate," "likely," "intend," "expect" or similar words. Any forward-looking statement made by the Company necessarily is based on a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive contingencies, many of which are beyond the control of the Company and are subject to change or may prove to be incorrect. Actual results may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or its management, or any other person, that the forward-looking statement will be achieved. Undue reliance should not be placed on forward-looking statements.

   PLAN OF OPERATION OVER THE NEXT 12 MONTHS

     Since the Company's inception, the Flahertys, its principal stockholders, agreed to advance money, from time-to-time, to the Company to cover capital acquisitions and working capital requirements. This arrangement with the Flahertys was memorialized in December 1999 when the Company and the Flahertys entered into an Advance Agreement (the "Advance Agreement"), as amended, setting forth the terms under which the Flahertys advanced sums to the Company. As a result, generally all of the Company's future plans are based on the Company's assumption that the Flahertys will continue to lend their financial support pursuant to the Advance Agreement. However, there is nothing in the Advance Agreement that requires the Flahertys to advance money to the Company. The Advance Agreement only sets forth the terms and conditions of such loans if so effected by the Flahertys. Additionally, the Company, from time-to-time, has repaid the Flahertys for sums so advanced in cash or securities of the Company.

     The Company currently plans over the next 12 months to continue directing its attention to resolving its dispute with the BLM. See Part II, Item 1 - Legal Proceedings. The Company made significant investments in infrastructure at the Black Mountain facility during fiscal year 1999 in anticipation of commercial production. While the dispute is pending, the Company does not wish to duplicate its mill site facility and/or transfer its equipment to private land, thereby abandoning its claim and making the action moot. For these reasons, the Company has increased production levels only modestly and remains on the mill site to protect its right to occupy the property until the matter is resolved by the administrative law judge. A hearing on the matter was held in September 2000, and the Company is vigorously defending its rights to occupy these public lands as permitted by the General Mining Law. See Part II, Item 1 - Legal Proceedings.

     Assuming the Company prevails in its dispute with the BLM, the Company believes that it has sufficient commitments from the Flahertys in connection with the Advance Agreement and from other private equity funding to provide cash for the next 12 months to continue on its present course and modestly increase production levels at the Black Mountain facility sufficient for commercial production. Commercial production, once achieved, will allow the Company to sell modest quantities of its dore metal bars to refineries and commercial purchasers and generate revenues. Thus, if the Company is able to commercially produce its product over the next 12 months, it hopes that it will not be required to raise additional funds. Even if the Company were required or decided to relocate its processing facilities and equipment to private land within the next 12 months as a result of the BLM dispute and prior to achieving commercial production, management believes that the Company has sufficient commitments from the

Flahertys and other potential private equity investors to allow the Company to successfully undertake this course of action.

     The Company is aware that the transition from an essentially research and development operation into a sustainable commercial production operation, the transition it has delayed undertaking, could be a difficult and potentially expensive effort, and could be expected to present barriers to both attracting skilled executive management and technical manpower. The Company continues to facilitate that transition and control costs by slowly scaling up the size, scope and capability of its Black Mountain facility while the BLM dispute is pending. Management believes that, if it prevails in the pending action, modest commercial production levels are possible at the Black Mountain Facility without substantial additional expense.

     The trend of spending less on research and development activities that started with fiscal year end 2000 has generally continued; however, there has been a slight increase in research and development costs in the second quarter of fiscal year end 2001. The Company spent $83,274 on its research and development activities for the three months ended December 31, 2000, while it spent $69,471, for the same period in 1999. This increase is attributed to increased efforts by the Company in testing extraction techniques and separation methodologies originally commenced during fiscal year 1999.

     As management desires to generally maintain status quo while the BLM dispute is pending, it does not anticipate the need for additional new equipment during the next 12 months. However, once the BLM dispute is concluded, management expects that the Company's research and development expenses will either remain at current levels or continue to modestly increase throughout the year. Notwithstanding management's current expectations, it is always possible that refinements in technology may offer the Company the opportunity to replace existing equipment with newer, more efficient models. Thus, management reserves the right to make such replacements or acquisitions over the next 12 months. However, the Company presently has no plans to do so.

     In addition to the slightly increased research and development expenses, the Company also experienced a decrease in its general and administrative costs from $177,250 for three months ended December 31, 1999 to $132,228 for the three months ended December 31, 2000. Management attributes this decrease in general and administrative expenses to curtailing operations in processing activities, focusing operational efforts on extraction and separation work at the Black Mountain Facility and providing in-house support to the attorneys and other professionals in connection with the defense of both the BLM and 900 Capital Services, Inc. matters. See Part II, Item 1 - Legal Proceedings.

     Additionally, the Company has paid, and expects to continue to pay, increased attorneys' and accountants' fees and costs in connection with and as a result of the Company's registration of its common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a reporting company, the Company is obligated to comply with the periodic and other reporting requirements under the Exchange Act. Also, the Company has and will continue to incur additional costs and expenses in connection with its attempt to re-list its common stock on the Nasdaq Over-the-Counter Bulletin Board currently still underway.

     The Company has completed substantial research and development activities related to its extraction processes, proprietary technology, equipment, formulas and training protocols and, as a result, could also choose to seek and/or accept an opportunity to sell a forward contract of its products on terms which offer pre-payment credit facilities over the next 12 months. However, this type of sale transaction, although generating revenues, could require the Company to conduct further research and development to meet the specific customer need. At this time, management believes that exploring such opportunities would be beneficial to the Company and anticipates that the Company will seek enter into these types of transactions in the near future.

   FINANCING AND LIQUIDITY

     During its research and development efforts, the Company has not relied on or used traditional outside sources of financing to fund its current operations or to develop its proprietary technology and processes. The Company has received substantial funding from the Flahertys, its principal stockholders, who continue to advance funds pursuant to the Advance Agreement, repaying those cash advances, in whole or in part, with common stock or cash when available. The Company, therefore, has not been required to borrow from banks or other traditional financial or capital sources.

     While the Flahertys continue to promise their financial support during the transition into commercial production, there is no assurance that such financial support will continue, or that the Company may not find it desirable to seek funding from more traditional financial and capital sources, or that the Company may decide to raise additional debt or equity capital to finance its transition into commercial exploitation of its technology. There is no assurance that, if the Flahertys should terminate the Advance Agreement and thereby terminate their financial support, the Company will be able to borrow from traditional institutional financial or other sources on acceptable terms or raise debt or equity capital. In such event, the Company may have to suspend operations, sell its technology or seek a merger, combination or other strategic alternative.

     As of December 31, 2000, the Company had cash of $1,941, compared with cash of $4,423 as of December 31, 1999. Over the next 12 months, management believes that the Company will require additional funding, from either the Flahertys or other potential private investors, to cover operating expenses, including without limitation, payroll, overhead, modest capital expenditures, repairs and replacement parts, supplies, compliance and professional services, taxes and permit fees in an amount between $800,000 and $1,000,000, excluding any payments that may be required in respect of the default judgment currently pending against the Company. See Part II, Item 1 - Legal Proceedings.

     While the Company does not anticipate a need to raise additional capital from outside sources to support its operations during the next 12 months in reliance on the Advance Agreement and other potential private equity investors, the Company has nonetheless begun to take measures and explore various options in connection with potentially raising additional capital from the sale of securities. However, at the date of this report, no agreements have been negotiated and no definitive course of action has been undertaken to raise capital from the sale of securities.


   EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

     The Company expects to increase its number of employees gradually over the next 12 months. While the proceeding concerning the Black Mountain facility is pending, the Company will continue to maintain its personnel at current levels. Thereafter, the Company expects to add key senior management to support the administrative and marketing infrastructure and to plan, control and grow the business. The Company anticipates employing two key people within the next 12 months, specifically a chief financial officer and chief technical manager. In addition, the Company is preparing to add chemical and technical personnel to assist in the commercial application of the Company's technology. However, no offers have been made at this time, and there is no assurance that the Company will be able to actually find and hire qualified people to fill these positions within the next 12 months.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     UNITED STATES OF AMERICA V. PHOENIX METALS U.S.A. II, INC. In September 1999, the BLM, served upon the Company its Complaint for Contest of Mining Claims. A trial before an administrative law judge was held on this matter in September 2000. Following the trial, the judge requested post-trial briefs. Currently, the parties have through February 15, 2001 to submit post-trial briefs.

     RALPH C. GUSTIN, III V. THORNTON DUARD BARNES, A/K/A T.D. BARNES; DORIS BARNES; GENEVA MINERALS, INC.; PHOENIX METALS U.S.A. II, INC; ROBERT F. FLAHERTY; AND DIANA LEE FLAHERTY, CONSOLIDATED WITH ROBERT F. & DIANA L. FLAHERTY, INC.; PHOENIX METALS U.S.A. II, INC.; ROBERT F. FLAHERTY; AND DIANA FLAHERTY V. THORNTON D. BARNES AND DORIS W. BARNES; AND GENEVA MINERALS, INC. In November 1999, T.D. Barnes and Geneva Minerals, Inc. ("Geneva Minerals") filed a Motion for a New Trial or Alternative Relief. Ralph Gustin filed a Countermotion to Correct Decision, to Grant a New Trial and/or to Alter or Amend Decision. Both motions were denied. Barnes and Gustin appealed the District Court's Decision and Judgment. The appeals are presently pending before the Nevada Supreme Court. At the first settlement conference, the settlement judge requested that the Company and the Flahertys submit a Motion to Amend the Judgment. This motion was ultimately granted and the district court judge prepared an amended decision and judgment for submission to the Nevada Supreme Court. The settlement judge has requested that the Company and the Flahertys submit documents supporting their claims for damages.

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

     Discovery in this action is continuing. Depositions of the parties are ongoing and are currently scheduled through February 22, 2001. Pre-trial motions are being prepared by the Company. The trial is currently scheduled for April 23, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 27, 2000, the Company issued a total of 2,886,895 shares of its common stock to the Flahertys (1,443,448 to Diana Flaherty and 1,443,447 to Robert Flaherty), pursuant to the terms and conditions of the Advance Agreement as payment for the debt incurred by the Company during calendar year 2000 totaling $577,379. This sale of the Company's common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     All funds received by the Company from the sale of the Company's common stock were, or will be, used for working capital and overhead expenses including, without limitation, rent for the Company's office space, utilities, payroll and research and development activities or reimbursement of such expenses advanced by the Flahertys. No underwriters, brokers or dealers were used in connection with the above sale.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Phoenix Metals U.S.A. II, Inc.



Date:      February 15, 2001              /s/ DIANA LEE FLAHERTY
                                          --------------------------------------
                                          Diana Lee Flaherty
                                          Chairperson of the Board, Chief
                                          Executive Officer, Secretary and
                                          Treasurer


Date:      February 15, 2001              /s/ ROBERT F. FLAHERTY
                                          --------------------------------------
                                          Robert F. Flaherty
                                          Director, Chief Operating Officer and
                                          President