Form 10QSB
period 2001-03-31
PHOENIX METALS USA II INC
filed 2001-05-15
CIK 1104816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:		to
Commission file number:	000-30570

Phoenix Metals U.S.A. II, Inc
(Exact name of small business issuer as specified in its charter)
Nevada		95-4571729
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

801 South Rampart Boulevard, Suite 178, Las Vegas, Nevada 89128
(Address of principal executive offices)

(702) 947-2178
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         YES   ☒      NO     ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                                         YES   ☐       NO     ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  186,360,335 shares of common stock, $.0001 par value, as of May 2, 2001

          Transitional Small Business Disclosure Format (check one);

                                         YES   ☐       NO     ☒

FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

PHOENIX METALS U.S.A. II, INC. (A Development Stage Enterprise) BALANCE SHEET (Unaudited) March 31, 2001

ASSETS

Current assets
Cash	$60,190
Inventories	95,419
Prepaid expenses	14,530
170,139

Property and equipment, net of accumulated depreciation and amortization	1,094,351

Mining claims and mineral ore rights	1,712,144
$2,976,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$20,365
Notes payable	20,883
Accounts payable	108,546
Accrued expenses	11,894
161,688

Long-term debt, net of current portion	39,525

Advances from stockholders, including accrued interest	383,793

Stockholders’ equity
Preferred stock (preferences to be determined by the Board of Directors upon issuance), $0.01 par value, 300,000,000 shares authorized, none issued.
Common stock, $0.0001 par value, 500,000,000 shares authorized, 186,360,335 shares issued and outstanding	18,673
Additional paid-in capital	8,322,899
Deficit accumulated in the development stage	(5,539,944)
Less stock subscription receivable, due June 30, 2001	(410,000)
2,391,628
$2,976,634

See accompanying notes to financial statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 AND THE CUMULATIVE
PERIOD FROM JULY 1, 1993 THROUGH MARCH 31, 2001

	Three months ended March 31,		Cumulative July 1, 1993 through
	2001	2000	March 31, 2001

Operating costs and expenses

General and administrative	$167,108	$213,395	$2,360,098
Research and development	60,821	121,887	2,386,069
Depreciation	24,640	21,827	275,086

	252,569	357,109	5,021,253

Interest expense	6,510	10,445	518,691

Net loss	$(259,079)	$(367,554)	$(5,539,944)

Net loss per common share	$(0.001)	$(0.002)	$(0.037)

Weighted average number of common shares outstanding	186,360,335	182,746,168	150,622,643

See accompanying notes to financial statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS (Unaudited)
 FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 AND THE CUMULATIVE
PERIOD FROM JULY 1, 1993 THROUGH MARCH 31, 2001

,
	Nine months ended March 31,		Cumulative July 1, 1993 through
	2001	2000	March 31, 2001

Operating costs and expenses

General and administrative	$531,334	$485,295	$2,360,098
Research and development	216,869	309,252	2,386,069
Depreciation	70,666	63,637	275,086

	818,869	858,184	5,021,253

Interest expense	29,727	93,634	518,691

Net loss	$(848,596)	$(951,818)	$(5,539,944)

Net loss per common share	$(0.005)	$(0.005)	$(0.037)

Weighted average number of common shares outstanding	184,259,375	181,185,949	150,622,643

See accompanying notes to financial statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2001 AND 2000 AND THE CUMULATIVE
PERIOD FROM JULY 1, 1993 THROUGH MARCH 31, 2001

	Nine months ended March 31,		Cumulative July 1, 1993 through March 31,
	2001	2000	2001

Operating activities

Net cash used in operating activities	$(667,835)	$(674,892)	$(4,067,718)

Investing activities

Purchases of property and equipment	(64,290)	(118,170)	(1,280,585)

Financing activities

Advances from stockholders	375,332	613,165	4,361,125
Repayments to stockholders	(550,000)		(550,000)
Proceeds from debt		20,000	266,251
Repayments of debt	(21,692)	(20,891)	(176,833)
Stock subscription payments received	800,000	1,500	901,700
Proceeds from sale of common stock		90,000	606,250

Net cash provided by financing activities	603,640	703,774	5,408,493

Net increase (decrease) in cash	(128,485)	(89,288)	60,190

Cash, beginning	188,675	89,629

Cash, ending	$60,190	$341	$60,190

See accompanying notes to financial statements

PHOENIX METALS U.S.A. II, INC. (A Development Stage Enterprise) NOTES TO FINANCIAL STATEMENTS

1.          Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results for the full year.  For further information, please refer to the financial statements of Phoenix Metals U.S.A. II, Inc. (the “Company”), and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, previously filed with the Securities and Exchange Commission.

2.          Contingencies:

Legal Proceedings

On February 24, 1999, an entry of default by the court clerk was entered against the Company in the amount of $597,913.  The entry of default stems from a disputed transaction in a period prior to July 1, 1999.  On November 29, 1999, the court entered an order of judgment including additional interest to $609,912.  However, subsequently, the court entered an order granting the Company’s motion for an appeal of the judgment.  The Company plans to continue to litigate the matter fully, and, based upon the opinion of counsel, management expects the judgment will be reversed and the matter tried.  However, since the ultimate outcome of this matter cannot be determined at this time, no provision has been made in the financial statements in its regard.

The Company is also engaged in a dispute with the United State Department of Interior, Bureau of Land Management (“BLM”) over its rights of occupancy under the General Mining Law of 1872, as amended, with respect to its millsite on certain public lands. The Company intends to vigorously defend its rights in the matter. Management cannot determine at this time the ultimate effect of this dispute on its future operations or financial condition, if any, but it could be required to relocate its millsite processing facilities to another location.  The cost of any such move, however, is not expected to be significant.

The Company is also party to various legal proceedings, most of which relate to routine matters incidental to its business.  Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or future operations.

Environmental Obligations

The Company is obligated under federal and state legislation to perform environmental reclamation at its refinery and testing facility.  Management’s estimate of the costs of meeting such obligations, as approved by the state, is not material

PHOENIX METALS U.S.A. II, INC. (A Development Stage Enterprise) NOTES TO FINANCIAL STATEMENTS (continued)
Going Concern

The Company has not had any revenues to date and has accumulated a development stage deficit of $5,539,944 as of March 31, 2001.  The Company plans to conduct only a modest level of increased processing and relatively modest capital expenditures and product research and development during the next 12 months (because it believes it is unnecessary) in transition to commercial application unless required to comply with the terms of a specific customer contract that may arise.  In such event, the Company would expect to fund such activity with customer prepayments to be required under the contract.  Accordingly, in all other respects, the Company plans to continue to fund its limited operations, with additional advances from its principal stockholders, who are both able and committed to provide such funding as may be necessary, and new capital inflow.  Commercial production, once achieved, will allow the Company to sell modest quantities of its doré metal bars to refineries and commercial purchasers and generate revenues.

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

Item 2.              Management’s Discussion and Analysis or Plan of Operation

             The following discussion contains various forward-looking statements, such as statements relating to the Company’s anticipated performance, current litigation, financing sources and the possible relocation of the Company’s operations.  Such statements can be identified by the use of forward-looking words such as “anticipate,” “believe,” “estimate,” “likely,” “intend,” “expect” or similar words.  Any forward-looking statement made by the Company necessarily is based on a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive contingencies, many of which are beyond the control of the Company and are subject to change or may prove to be incorrect.   Actual results may vary materially from any forward-looking statement made by or on behalf of the Company.  Forward-looking statements should not be regarded as a representation by the Company or its management, or any other person, that the forward-looking statement will be achieved.  Undue reliance should not be placed on forward-looking statements.

     Plan of Operation Over the Next 12 Months

             Since becoming the Company’s principal stockholders, Robert F. and Diana Lee Flaherty agreed to advance money, from time-to-time, to the Company to cover capital acquisitions and working capital requirements.  This arrangement with the Flahertys was memorialized in December 1999 when the Company and the Flahertys entered into an Advance Agreement (the “Advance Agreement”), as amended, setting forth the terms under which the Flahertys advanced sums to the Company. As a result, generally all of the Company’s future plans are based on the Company’s assumption that the Flahertys will continue to lend their financial support pursuant to the Advance Agreement. However, there is nothing in the Advance Agreement that requires the Flahertys to advance money to the Company. The Advance Agreement only sets forth the terms and conditions of such loans if so effected by the Flahertys.  Additionally, the Company, from time-to-time, has repaid the Flahertys for sums so advanced in cash or securities of the Company.

             The Company continues to direct its attention to resolving its dispute with the BLM. See Part II, Item 1 – Legal Proceedings. The Company made significant investments in infrastructure at its Black Mountain facility during fiscal year 1999 in anticipation of commercial production. While the dispute is pending, the Company does not wish to duplicate its mill site facility and/or transfer its equipment to private land, thereby abandoning its claim and making the action moot.  For these reasons, the Company has increased production levels only modestly and remains on the mill site to protect its right to occupy the property until the matter is resolved by the administrative law judge; A hearing on the matter was held in September 2000 and the Company is presently awaiting the administrative law judge’s ruling.

             Assuming the Company prevails in its dispute with the BLM, management believes that the Company has sufficient commitments from the Flahertys in connection with the Advance Agreement and from other private equity funding to provide cash for the next 12 months to continue on its present course and to modestly increase production levels at its Black Mountain facility sufficient for commercial production. Commercial production, once achieved, will allow the Company to sell modest quantities of its doré metal bars to refineries and commercial purchasers and generate revenues. Thus, if the Company is able to commercially produce its product over the next 12 months, it hopes that it will not be required to raise additional funds.  Even if the Company were required or decided to relocate its processing facilities and equipment to private land within the next 12 months as a result of the BLM dispute and prior to achieving commercial production, management believes that the Company has sufficient commitments from the Flahertys and other potential private equity investors to allow the Company to successfully undertake this course of action.

             The transition from an essentially research and development operation into a sustainable commercial production operation, which the Company has delayed undertaking, could be a difficult and potentially expensive effort, and could be expected to present barriers to both attracting skilled executive management and technical manpower. The Company continues to facilitate that transition and control costs by slowly scaling up the size, scope and capability of its Black Mountain facility.  Management believes that, if it prevails in the pending BLM action, modest commercial production levels are possible at its Black Mountain facility without substantial additional expense.

             The trend of spending less on research and development activities that started with fiscal year end 2000 has generally continued. The Company spent $60,821 on research and development activities for the three months ended March 31, 2001, while it spent $121,887 for the same period in 2000.  This decrease is attributed to improved efficiencies in testing extraction techniques and separation methodologies originally commenced during fiscal year 1999.

             As management desires generally to maintain status quo while the BLM dispute is pending, it does not anticipate the need for additional new equipment during the next 12 months.  However, once the BLM dispute is concluded, management expects that the Company’s research and development expenses will either remain at current levels or continue to modestly increase throughout the year.  Notwithstanding management’s current expectations, it is always possible that refinements in technology may offer the Company the opportunity to replace existing equipment with newer, more efficient models. Thus, management reserves the right to make such replacements or acquisitions over the next 12 months. However, the Company presently has no plans to do so.

             In addition to the decreased research and development expenses, the Company also experienced a decrease in its general and administrative costs from $213,395 for three months ended March 31, 2000, to $167,108 for the three months ended March 31, 2001. Management attributes this decrease to lower legal and other professional fees as a result of re-listing its common stock on the Nasdaq Over-the-Counter Bulletin Board. However, the Company nonetheless will continue to incur legal and accountants’ fees and costs in connection with its reporting obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

             Over the next 12 months the Company could choose to seek and/or accept an opportunity to sell a forward contract of its products on terms that offer pre-payment credit facilities.  However, this type of sale transaction, although generating revenues, could require the Company to conduct further research and development to meet the specific customer needs.  At this time, management believes that exploring such opportunities would be beneficial to the Company and anticipates that the Company may seek to enter into these types of transactions in the future.

     Financing and Liquidity

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

             As of March 31, 2001, the Company had cash of $60,190 compared with cash of $341 as of March 31, 2000.  Over the next 12 months, management believes that the Company will require additional funding, from either the Flahertys or other potential private equity investors, to cover operating expenses, including without limitation, payroll, overhead, modest capital expenditures, repairs and replacement parts, supplies, compliance and professional services, taxes and permit fees in an amount between $800,000 and $1,000,000, excluding any payments that may be required in respect of the default judgment currently pending against the Company. See Part II, Item 1 – Legal Proceedings.

             While the Company does not anticipate a need to raise additional capital from outside sources to support its operations during the next 12 months in reliance on the Advance Agreement and other potential private equity investors, the Company has nonetheless begun to take measures and explore various options in connection with potentially raising additional equity capital.

     Expected Significant Changes in Number of Employees

             The Company expects to increase its number of employees gradually over the next 12 months. While the proceeding concerning its Black Mountain facility is pending, the Company will continue to maintain its personnel at current levels. Thereafter, the Company expects to add key senior management to support the administrative and marketing infrastructure and to plan, control and grow the business. The Company anticipates employing two key people within the next 12 months, specifically a chief financial officer and chief technical manager. In addition, the Company is preparing to add chemical and technical personnel to assist in the commercial application of the Company’s technology. However, no offers have been made at this time, and there is no assurance that the Company will be able to actually find and hire qualified people to fill these positions within the next 12 months.

PART II – OTHER INFORMATION

Item 1.              Legal Proceedings

             Ralph C. Gustin, III v. Thornton Duard Barnes, a/k/a T.D. Barnes; Doris Barnes; Geneva Minerals, Inc.; Phoenix Metals U.S.A. II, Inc; Robert F. Flaherty; and Diana Lee Flaherty, consolidated with Robert F. & Diana L. Flaherty, Inc.; Phoenix Metals U.S.A. II, Inc.; Robert F. Flaherty; and Diana Flaherty v. Thornton D. Barnes and Doris W. Barnes; and Geneva Minerals, Inc. Another settlement conference has been scheduled for May 17, 2001.

             900 Capital Services, Inc. v. Phoenix Metals U.S.A. II, Inc., et al.  The time within which discovery may be conducted has expired.  The Company and the Flahertys made a motion to the court to continue the trial date and requested additional time to conduct discovery.  The court granted the motion to continue the trial; however, the motion to conduct additional discovery was denied.  Numerous motions are currently before the court which await decision.  These motions include motions to dismiss, motions for judgment on the pleadings and motions for summary judgment.  Currently, management does not believe that a trial date will be set until a determination on the Company’s appeal has been made.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Metals U.S.A. II, Inc.

Date:	May 11, 2001	/s/ Diana Lee Flaherty
Diana Lee Flaherty
Chairperson of the Board, Chief Executive Officer, Secretary and Treasurer

Date:	May 11, 2001	/s/ Robert F. Flaherty
Robert F. Flaherty
Director, Chief Operating Officer and President