Form 10KSB
period 2001-06-30
PHOENIX METALS USA II INC
filed 2001-10-15
CIK 1104816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30570

Phoenix Metals U.S.A. II, Inc.

(Name of small business issuer in its charter)

Nevada	95-4571729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 South Rampart Boulevard, Suite 178, Las Vegas, Nevada	89128
(Address and telephone number of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(702) 947-2178

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of each class)

(Title of each class)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

             Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.  ☒

             State issuer’s revenues for its most recent fiscal year:            $-0-

             State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $1,874,489 ($0.11 per share as of October 10, 2001)

             State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value	186,360,335 shares as of June 30, 2001

DOCUMENTS INCORPORATED BY REFERENCE

             None.

             Transitional Small Business Disclosure Format (Check one):  ☐Yes   ☒ No

PART I

Item 1.              Description of Business.

Business Operations

             Phoenix Metals U.S.A. II, Inc., a Nevada corporation (the “Company”), is a development stage, high technology metals processing and smelting company.  The Company’s activities to date have involved the development or improvement of proprietary processes or techniques to be employed in extracting precious and noble metals from volcanic cinder ores.  As used in this report, precious metals refer to gold and silver, and noble metals refer to platinum group metals.  Platinum group metals include platinum, palladium, rhodium, iridium, ruthenium and osmium.

             The Company’s current operations solely consist of pilot or test production of doré metal bars ready for either separation into individual precious and noble metals at a refinery or sale to a buyer.  Doré metal bars are bars of the processed but unseparated precious and noble metals extracted from volcanic cinder ore.  The Company’s pilot operations produce doré metal bars in limited quantities for purposes of testing the Company’s technology.  Since July 1993, the Company’s principal focus has been research and development of all aspects of its future business operations, including:

•	developing and acquiring proprietary processes for the extraction of precious and noble metals from volcanic cinder ore;

•	acquiring and developing refining/smelting equipment;

•	obtaining permits, licenses and other governmental approvals;

•

obtaining patents or other proprietary information and technology relating to concentrating, smelting and separating complex volcanic cinder ore containing precious and noble metals, or the license thereof;

•

constructing a testing and pilot smelting plant and ore mill to produce doré metal bars containing precious and noble metals, in an amount sufficient to conduct fire, instrumental, chemical assay testing and volume production test runs under various conditions;

•	engineering and designing environmentally compatible ore processing facilities and systems;

•	formulating ore processing formulas; and

•	establishing employee and management policies and procedures.

             The Company spent approximately $293,132 for the fiscal year ended June 30, 2001, $411,540 for the fiscal year ended June 30, 2000, $617,169 for the fiscal year ended June 30, 1999, and $368,093 for the fiscal year ended June 30, 1998, on its research and development activities.  These expenditures are discussed in Item 6 — Management’s Discussion and Analysis or Plan of Operation.

             The Company has been actively engaged in pre-production operations since July 1993.  The Company currently only tests quantities of ore per day in its pilot operations as it tests various formulas of its proprietary processes. If the Company is able to go into commercial production, the tonnage per day is expected to increase substantially.  Operations are currently conducted at a millsite the Company refers to as the “Black Mountain facility” located on the seven mile marker at 1088 East Cottonwood Cove Road, between Searchlight and Cottonwood Cove, Lake Mojave, Nevada.  See Item 2 — Description of Property.  As a result of the Company’s tentative settlement of its dispute with the United States, Department of the Interior, Bureau of Land Management (the “BLM”) concerning the Black Mountain facility, the Company is in the process of locating alternative sites where it may conduct its operations.  See Item 6 — Management’s Discussion and Analysis or Plan of Operation, Plan of Operation Over the Next 12 Months, and Item 3 — Legal Proceedings.

Technology and Processes

             The Company is developing its business operations to extract precious and noble metals from volcanic cinder ore.  The Company uses a combination of:  (a) patented technology licensed from Robert F. Flaherty and Diana Lee Flaherty (the “Flahertys”); (b) developed proprietary technologies; and (c) patented equipment licensed from the Flahertys with respect to the collider.  The collider is proprietary equipment used at the Black Mountain facility to break volcanic cinder ore into smaller particles in preparation for the smelting process.  Standard mining industry methods are also used to process the volcanic cinder ore.  The collider and the other equipment used at the Black Mountain facility are generally not more than four years old.

             The Company has developed a three-step process for converting volcanic cinder ore to precious or noble metals.  The Company is running pilot operations as to the first two steps of the process and has not yet expanded its operations to include the third step of the process.  The following is a summary of the Company’s proposed three-step process.

             Step 1:Processing and Concentration of Ore

             The Company currently ships in volcanic cinder ore from Arizona to be processed at the Black Mountain facility.  Crushed earth containing the volcanic cinder ore called “head ore” is further broken down into particles no greater in size than 3/8 of an inch.

             The processed head ore is then placed in the collider.  The collider reduces the head ore into fine particulates.  The ore is then concentrated.  During concentration, the heavier complex amalgams (different metals chemically bound together) are separated from surrounding lighter and less valuable rock and clay particles.

Flow Diagram of Processing and Concentration Operations

Shipment – head ore shipped to the Black Mountain facility

Crushing – head ore broken down to minus 3/8”

Processing – head ore reduced to fine particles with the collider

Concentration – heavier amalgams separated from lighter dirt and clays

Ship to millsite – Concentrated ore is ready for smelting

             Step 2:The Smelting Process

             The Black Mountain facility presently uses three diesel-fired crucible furnaces for doré production, smaller blast furnaces for batch testing and one induction furnace for re–melting.  Doré metal consists of metals from which precious and noble metals can be extracted.  Additionally, several smaller test blast furnaces for batch testing and an induction furnace for re-smelting and reclamation are used.  Processed head ore or concentrated ore is mixed with fluxes pursuant to a proprietary formula or with collector metals.  Fluxes are mixtures of different chemicals that are added before the smelting process.  Collector metals, if used at all, are metals added to enhance the extraction of precious and noble metals.  The mixture is then brought to the correct smelting temperature for a specific amount of time so the critical high-temperature chemical reactions will take place.

             After pouring off and separating the slag material, the precious or noble metal doré is poured into bars for assay, sale, storage or ultimate refinery separation into gold, silver and platinum group metals using electro-refining and other chemical procedures.

             Management believes all aspects of the smelting process are conducted in conformance with applicable environmental protection and safety standards.  Management believes that all of its smelting processes pose no hazard to air, ground or water systems.

Flow Diagram of Smelting Operations

Blending – fluxes added to ore

Smelting – mixture furnaced to produce molten metal

Pour off slag – waste product reclaimed or recycled

Pour doré metal – precious and noble metals are held for inventory or sale

             Step 3:Precious and Noble Metals Refining Process

             Presently, the Company is developing and running pilot operations consisting of Step 1 (processing and concentration operations) and Step 2 (smelting operations).  However, once the Company relocates its facilities, the Company intends to expand its operations within two years after such relocation to include Step 3, the precious and noble metals refining process.

             Because of the Company’s limited production levels, the Company does not sell its doré bars.  Management anticipates that as its production of doré bars increases, the Company will be able to sell its metals in the international precious and noble metals markets.

Competitive Conditions

             Once the Company commences commercial production of its doré metal bars, it will compete with other larger, more established mining companies that mine and sell the same precious and noble metals.  Presently, other than gold, only a small amount of the world’s platinum group metals supply is produced in the United States.  Most of the Company’s competition will come from Russia, South Africa and, to a lesser extent, Canada. With respect to domestic producers, the Company believes that Stillwater Mining Company in Montana is the only significant domestic producer of platinum and palladium, but with reserves and technology significantly different from the Company.  While the Company will compete with these companies in the market place, the Company believes they cannot duplicate the Company’s processes to extract precious and noble metals from volcanic cinder ore.  Management believes that the Company’s ability to extract precious and noble metals from volcanic cinder ore will make it competitive with other mining companies that use traditional mining and refining processes.  Management believes that it can supply domestic consumers currently purchasing precious and noble metals from foreign producers and intends to direct its marketing and selling efforts toward such consumers.

Sources and Availability of Raw Materials

             The Company targets cinder ore deposits from extinct volcanoes.  The Company has the rights to ore deposits in Arizona and Nevada.  At the Duke’s Peak, a/k/a Cooley’s Knoll site, alone, the Company has the right to remove 3,125,550 tons of volcanic cinder ore.  Based on current applications of the Company’s processes, management estimates it would take approximately 40 years to deplete the ore reserves at this site.

             Thus, management believes that the Company’s current supply of ore, which also includes cinder ore reserves other than Duke’s Peak is sufficient for its present and anticipated operations.  See Item 2 — Description of Property.

Proprietary Technology

             Presently, the Company’s processes of extracting precious and noble metals from volcanic cinder ore is protected under a patent issued by the United States Patent and Trademark Office.  The rights to use the patent were acquired by the Flahertys who subsequently granted non-exclusive use of those rights to the Company.  Based on the license agreement, the Flahertys could grant another party the same rights to use the proprietary processes, although there are no present plans to do so.

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

History and Organization

             The Company was originally formed as Powell Capital Corporation, a Colorado corporation (“Powell Capital”), on December 22, 1986.  In June 1987, Powell Capital acquired all of the issued and outstanding common stock of Imagenét Systems, Inc., a Florida corporation (“Imagenét Florida”), in exchange for shares of its common stock.  In November 1987, Powell Capital amended its articles of incorporation on file with the Colorado Secretary of State to change its name to “Imagenét Systems, Inc.” (“Imagenét”).  In June 1993, Imagenét entered into an agreement with the Flahertys, whereby the Company acquired the rights to remove and use certain tonnages of volcanic cinder ore and a license to utilize certain processes and equipment, each such asset owned by or licensed to the Flahertys, in exchange for shares of its common stock.  See Item 2 — Description of Property.  In August 1993, Imagenét further amended its articles of incorporation to change its name to “Phoenix Metals U.S.A. II, Inc.”  In March 2000, the Company filed articles of merger with the Colorado and Nevada Secretaries of State to change the Company’s state of incorporation from Colorado to Nevada.  The Company changed its state of incorporation to Nevada because its principal offices and most of its operations are located in Nevada, and management believes that Nevada’s minimal annual corporation fees and general corporate law are advantageous to the Company.

             Powell Capital was initially formed as a “blank check” entity to obtain funding from investors to seek out and take advantage of business opportunities. The then current management believed that by positioning Powell Capital as a small, publicly held company whose common stock was already listed for trading on the OTC Bulletin Board (the “OTC BB”) with substantial liquidity, various business opportunities would become available.  As a result of this strategy, Powell Capital acquired all of the issued and outstanding common stock of Imagenét Florida in a tax free exchange.  Imagenét Florida was in the business of developing various computer software programs.  At the time of the Flahertys’ acquisition of control in June 1993, Imagenét had substantially wound down its activities in software development and sought to commence its present operations.  In order to effect the change in control and business operations, Imagenét entered into an agreement with Mr. Flaherty whereby Mr. Flaherty was issued an aggregate of 203,271,200 shares of common stock (prior to a one for 100 reverse stock split effected July 9, 1993) in exchange for land use and mining rights, 75,000 tons of volcanic cinder ore reserves and for the right to use processes and equipment licensed to the Flahertys, specifically a process for removing precious and noble metals from volcanic cinder ore and equipment, not the proprietary processes and equipment presently used by the Company.  See Item 1 — Description of Business, Proprietary Technology.  At the time of the transaction, the parties valued the mineral ores at $1,000 per ton.  The value was determined based in part on the Company being able to successfully extract the precious and noble metals from the ore using its technology and equipment.

Employees

             The Company maintains a staff of 15 full-time employees, including management, and five industry consultants who devote 50% or more of their business time to the Company.  The Company’s consultants include individuals with areas of expertise in business development, corporate finance and banking and in technical areas including electro-refining, smelting, metallurgy and land management.  Over the next 12 months the Company currently has no plans to hire additional employees.  See Item 6 — Management’s Discussion and Analysis or Plan of Operation, Expected Significant Changes in Number of Employees.

Item 2.              Description of Property.

             The Company’s executive and administrative offices are located at 801 South Rampart Boulevard, Suite 178, Las Vegas, Nevada 89128.  The Company’s offices consist of 3,228 square feet of office space.  The Company leases its offices pursuant to a five-year lease terminating in November 2003 that requires monthly payments at a base rate of $2.00 per square foot during the first year with increases of $0.05 per square foot for each subsequent year.  Currently, the Company pays approximately $7,400 per month which reflects the base rate, as adjusted, and additional expenses.

Millsite

             The Company currently conducts its milling and smelting operations at the Black Mountain facility on the seven mile marker located at 1088 East Cottonwood Cove Road, between Searchlight and Cottonwood Cove, Lake Mojave, Nevada.  The Black Mountain facility is located on approximately 12.5 acres, of which 7.5 acres remain unused.  The Black Mountain facility is powered by electricity supplied by Nevada Power Company and also has auxiliary generator power.  The Black Mountain facility has its own well for water.

             The real property underpinning and surrounding the Black Mountain facility is owned by the BLM.  The right to occupy the millsite was conveyed to both Robert F. & Diana L. Flaherty, Inc. (“Flaherty, Inc.”) and the Company.  The Flahertys are the sole stockholders of Flaherty, Inc.  The Company has tentatively resolved its dispute with the BLM and, subject to the satisfaction of certain conditions by the Company, may remain at the Black Mountain facility at least until April 1, 2002.  See Item 3 — Legal Proceedings.  The Company is exploring financing alternatives in order to relocate, expand and commercialize its operations.

Mining Sites

             The Company obtains its volcanic cinder ore by contracting with a third-party for its shipment to the Black Mountain facility where it is processed.  The following is a description of the Company’s mining claims in Arizona and Nevada.

             Dukes Peak a/k/a Cooley’s Knoll, Navajo County, Arizona — The Company has the right to remove up to approximately 3,125,550 tons of volcanic cinder ore located on certain real property in Arizona.  The Flahertys own the recorded mineral deed pertaining to this property.  This property can be accessed by a paved road from Arizona State Route 60.  There is no time limitation on the Company’s right to remove ore from this site.

             First Knoll #1 and First Knoll #2, Navajo County, Arizona — The Company has the right to enter onto and remove volcanic cinder ore on 320 acres of certain real property also in Arizona.  The property is BLM land.  The right to occupy the federal lands was conveyed to the Flahertys.  The Flahertys assigned all of their rights in this real property to the Company.  The Company has filed notice with the BLM with respect to its intent to occupy and use this site, which must be filed on a yearly basis.  This property can be accessed by a paved access road from Arizona State Route 60.  Presently, the Company does not remove any volcanic cinder ore nor does it have any contracts for the shipment of volcanic cinder ore from this location.

             Nevada Mining Sites, Clark County, Nevada — The Company has the right to conduct mining operations on the BLM land which surrounds the Company’s Black Mountain facility.  The right to occupy the federal lands was conveyed to Flaherty, Inc.  Subsequently, the Company filed notice with the BLM with respect to the mining sites, which must be filed on a yearly basis.  Presently, the Company has conducted only preliminary sampling and assaying of the property.

Item 3.              Legal Proceedings.

             United States of America v. Phoenix Metals U.S.A. II, Inc. On or about September 7, 1999, the BLM served upon the Company its Complaint for Contest of Mining Claims.  This action relates to the Company’s use of the Black Mountain facility which is located on BLM property.  The BLM asserts that the Company’s use and occupancy of the Black Mountain facility does not meet the qualifications set forth in the Department of the Interior Regulations.  Specifically, the BLM alleges that the Company is not processing a locatable, valuable mineral in its reduction efforts.  This allegation results from an assay by the BLM of a sample of volcanic cinder ore taken from one ore pile on the property.  The BLM alleges that the sample taken did not contain sufficient amounts of valuable minerals to justify the potential damage to the property.  The Company disputed the allegations made by the BLM under both federal and state regulations.

             From September 12, 2000 through September 14, 2000, the parties appeared at trial before an administrative law judge.  On May 29, 2001, the administrative law judge concluded that the Company failed to provide sufficient information to rebut the BLM’s allegations by a preponderance of the evidence and to support the Company’s use and occupancy of the Black Mountain facility.  The Company filed an appeal with the Interior Board of Land Appeals for the BLM (the “IBLA”) on June 28, 2001.

             On August 16, 2001, the IBLA dismissed the Company’s appeal of the decision of the administrative law judge due to procedural error.  On August 30, 2001, the Company received a letter from the BLM in which the BLM advised the Company that it had 30 days from the receipt of the letter to begin removing all equipment, structures and foundations from the Black Mountain facility and 90 days to complete the reclamation of the Black Mountain facility, which would include removing all trash and debris, reshaping the site, spreading stockpiled topsoil, reestablishing drainage patterns, removing any spilled hydrocarbons and toxic materials, ripping the surface of compacted areas, seeding the site and plugging the water well.  On August 31, 2001, the Company received a letter from the BLM in which the BLM rejected the plan of operations submitted by Robert F. Flaherty based upon the decision of the administrative law judge.

             On September 20, 2001, the Company filed a notice of appeal with the BLM with respect to the BLM’s rejection of the plan of operations submitted by Mr. Flaherty.  On September 28, 2001, the Company filed with the BLM a petition for stay of the Decision of the Las Vegas Field Office of the BLM of August 31, 2001 pending the outcome of the Company’s appeal filed with the BLM on September 20, 2001.  In addition, on September 21, 2001, the Company filed a complaint for judicial review and declaratory relief with the United States District Court for the District of Nevada to, among other things, stay the decision of the administrative law judge.  In October 2001, through its negotiations with the BLM, the Company reached a tentative agreement with the BLM through which the Company would agree to dismiss with prejudice the complaint filed with the United States District Court for the District of Nevada and the appeal filed with the BLM.  In exchange for the dismissals, the Company would be permitted to continue its operations at the Black Mountain facility until April 1, 2002, but would be required to begin reclamation on the unused portion of the property and, after April 1, 2002, cease operations and begin reclamation of the remaining portion of the property on which the Black Mountain facility is located.  The Company would complete the reclamation of the Black Mountain facility in accordance with a reclamation plan approved by the BLM.

             In relocating its operations, the Company will be required to incur the costs of dismantling the current operations at the Black Mountain facility, locating another site for its operations and transporting and reassembling the equipment and machinery to the new site.  There is no assurance that the Company will find a suitable location of its operations and that, if found, the Company will have sufficient resources to finance the relocation of its operations.  See Item 6 — Management’s Discussion and Analysis or Plan of Operation.

             Ralph C. Gustin, III v. Thornton Duard Barnes, a/k/a T.D. Barnes; Doris Barnes; Geneva Minerals, Inc.; Phoenix Metals U.S.A. II, Inc; Robert F. Flaherty; and Diana Lee Flaherty, consolidated with Robert F. & Diana L. Flaherty, Inc.; Phoenix Metals U.S.A. II, Inc.; Robert F. Flaherty; and Diana Flaherty v. Thornton D. Barnes and Doris W. Barnes; and Geneva Minerals, Inc.  This matter went to trial on August 3, 1999 in the District Court for Clark County.  During the course of the trial, Mr. Gustin’s action was dismissed.  The remaining action was tried.  On November 19, 1999, the court rendered its decision and judgment was entered on December 9, 1999.  According to the judgment, Mr. Barnes and Geneva Minerals, Inc. (“Geneva Minerals”) were awarded a total of $216,000.  This amount, however, was offset by the amount awarded the Company, the Flahertys and Flaherty, Inc. in the total amount of $179,000, plus statutory interest.  Thus, according to the judgment the net amount owed to Mr. Barnes and Geneva Minerals by the Company, the Flahertys and Flaherty Inc. was $37,000.  As to Mr. Gustin, the court awarded the Company, the Flahertys and Flaherty Inc. $33,000.

             Post-judgment motions were filed.  On November 30, 1999, Mr. Barnes and Geneva Minerals filed a Motion for a New Trial or Alternative Relief.  Mr. Gustin filed a Countermotion to Correct Decision, to Grant a New Trial and/or to Alter or Amend Decision. Both motions were denied.  Messrs. Barnes and Gustin appealed the District Court’s Decision and Judgment. The appeals are presently pending before the Nevada Supreme Court.   At the first settlement conference, the settlement judge requested that the Company and the Flahertys submit a Motion to Amend the Judgment. This motion was ultimately granted and the district court judge prepared an amended decision and judgment for submission to the Nevada Supreme Court. The settlement judge has requested that the Company and the Flahertys submit documents supporting their claims for damages.  The appeal is currently in the briefing process.  Management does not believe that any of the appeals will change the ultimate judgment of the trial court and that the Nevada Supreme Court will rule in the Company’s favor and will affirm the District Court’s Decision and Judgment.

             900 Capital Services, Inc. v. Phoenix Metals U.S.A. II, Inc., et al.  In April 1997, a lawsuit was filed against the Company and others by 900 Capital Services, Inc. (“900 Capital”) in the United States District Court for the Northern District of California (the “900 Capital Lawsuit”).  The 900 Capital Lawsuit was then transferred to the United States District Court in Memphis, Tennessee, pursuant to an order of November 7, 1997 by the United States District Court for the Northern District of California granting defendant’s motion to dismiss for improper venue or, in the alternative, to transfer for improper venue.

             Following the transfer of the 900 Capital Lawsuit, 900 Capital filed a First Amended Compliant on July 28, 1998, for alleged damages suffered by Plaintiff from actions of all the defendants related to a loan (the “Loan”) of approximately $700,000 provided by 900 Capital (or an affiliated entity) to defendants Sunrise Mortgage and its principals, Allen Thompson and his wife Margaret West, for the purchase of real property in Memphis, Tennessee. The Loan was secured by the purchased real property as well as approximately 84 pounds of doré metal purchased with the approval of 900 Capital (or an affiliated entity) from the Company by Sunrise Mortgage for $134,000. Other than the purchase of the metal bars, the Company and the Flahertys had no relationship with Sunrise Mortgage and/or its principals.

             A default judgment against the Company in favor of 900 Capital in the amount of $597,913 was entered by the clerk of the United States District Court in Memphis, Tennessee on February 24, 1999 as a result of the Company’s failure to answer the First Amended Complaint.  This failure by the Company to file such answer resulted from 900 Capital’s failure to serve the Company with the First Amended Complaint in accordance with the court’s January 15, 1998 order requiring that the Company be served at its Las Vegas, Nevada address.  The Company’s motion to set aside the default judgment was denied by the court on May 18, 1999.  The court entered an order of judgment against the Company in favor of 900 Capital in the amount of $609,912 on November 23, 1999, which included a denial of the Company’s motion for an evidentiary hearing on the issue of damages.  The court entered an order granting the Company’s motion for an interlocutory appeal of the default judgment on April 24, 2000.  The United States Court of Appeals for the Sixth Circuit accepted appellate jurisdiction of the appeal by its order of May 11, 2000.

             On June 1, 2001, 900 Capital, the Company and the Flahertys entered into a settlement agreement whereby the Flahertys agreed to pay $275,000 to 900 Capital as full and final settlement of the matters between and among 900 Capital, the Company and the Flahertys.  The payments to 900 Capital by the Company are scheduled as follows:  (a) $25,000 on June 1, 2001; (b) $10,000, plus accrued interest, on the first day of each month commencing on July 1, 2001 and continuing through May 1, 2003; and (c) $20,000, plus accrued interest, on June 1, 2003.  To the extent that the Company provides total principal payments of $250,000 to 900 Capital by June 1, 2002, the Company will have satisfied its entire obligation under the settlement agreement.  In addition, the Company is required to file a motion for good faith settlement.  To the extent that the motion for good faith settlement is not granted, the Company has the ability to declare the settlement agreement void.

             As part of the settlement agreement, 900 Capital agreed to:  (a) cause to be filed a dismissal of default judgment against the Company in United States District Court in Memphis, Tennessee upon the payment by the Company of the first payment due under the settlement agreement; (b) return, or use its best efforts to direct, instruct or order any party to return, the doré to the Company; (c) assign its rights to the order issued by District Court of El Paso County in favor of 900 Capital awarding 900 Capital “a valid and perfected security interest and lien against the metal doré” that was the subject of the action; and (d) release and discharge the Company and the Flahertys from any losses, damages, debts, liabilities, claims, demands, suits and causes of actions, presently known or unknown, which it may have arising, either directly or indirectly, from the facts, circumstances and claims related to the 900 Capital Lawsuit.  As security for the payments to be made by the Company, 900 Capital has the right to record a Form UCC-1 with respect to all of the property on the Black Mountain facility, and Mrs. Flaherty executed a confession of judgment in the amount of $609,912.81 to be held in trust by counsel for the Company.

             In connection with the 900 Capital Lawsuit, the Federal Bureau of Investigation (“FBI”) has taken possession of certain inventory of the Company.  Although the amount of doré metal purchased by Sunrise Mortgage was only approximately 84 pounds, the 327th Judicial District Court for the District of El Paso County in March 1997 in an interpleader action took constructive possession of the entire inventory of the Company’s doré metal stored by Miracle Delivery Armored Service, which included the doré metal purchased by Sunrise Mortgage, pending the resolution of the action, approximately two tons.  The court subsequently awarded the FBI actual possession of the entire inventory.

Item 4.              Submission of Matters to a Vote of Security Holders.

             There were no matters submitted to a vote of security holders during the Company’s fourth quarter of fiscal year ended June 30, 2001.

PART II

Item 5.              Market for Common Equity and Related Stockholder Matters.

             The Company’s common stock is trading over-the-counter under the trading symbol: PMTU.OB.  Prior to March 9, 2000, the Company’s common stock was listed for trading on the OTC BB.  The trading market is limited and sporadic and should not be deemed to constitute an established trading market.

             The following table sets forth the high and low bid information for the Company’s common stock for each quarter from July 1, 1999 until March 8, 2000 as quoted on the OTC BB, from March 9, 2000 until March 11, 2001 as reflected in the pink sheets and from March 12, 2001 until June 30, 2001 as quoted on the OTC BB.  The quotations may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

FISCAL YEAR AND QUARTER	HIGH	LOW

FISCAL YEAR ENDED June 30, 2000:
First Quarter	$0.64	$0.25
Second Quarter	$1.50	$0.28
Third Quarter	$1.13	$0.09
Fourth Quarter	$1.05	$0.25

FISCAL YEAR ENDED June 30, 2001:
First Quarter	$0.90	$0.60
Second Quarter	$0.60	$0.15
Third Quarter	$0.51	$0.10
Fourth Quarter	$0.39	$0.13

             As of June 30, 2001, there were 434 stockholders of record and 186,360,335 shares of the Company’s common stock outstanding.

Dividend Policy

             The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.  It is the present policy of the Company’s board of directors (the “Board”) to retain all earnings in order to provide for the future growth of the Company.  The payment of dividends on the common stock in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board.

Recent Sales of Unregistered Securities

             During the fiscal year ended 2001, the Company issued unregistered securities in the following instances:

             (a)         On July 1, 2000, the Company entered into a stock purchase agreement with Edward Healy, an unrelated third party, for the sale of 1,100,000 shares of common stock for $1.10 per share, for a total purchase price of $1,210,000.  The Company received $800,000 from Mr. Healy, representing two of the three installments of the total purchase price.  Although the last payment was to be received no later than November 1, 2000, the Company has agreed to extend the deadline.  This sale of the Company’s common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

             (b)        On December 27, 2000, the Company issued a total of 2,886,895 shares of its common stock to the Flahertys (1,443,448 to Diana Lee Flaherty and 1,443,447 to Robert F. Flaherty), pursuant to the terms and conditions of the Advance Agreement as payment for the debt incurred by the Company during calendar year 2000 totaling $577,379. This sale of the Company's common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

             All funds received by the Company from the sales of the Company’s common stock were used for working capital and overhead expenses including, without limitation, rent for the Company’s office space, utilities, payroll, and research and development activities.  No underwriters, brokers or dealers were used in connection with the above sales.

Item 6.              Management Discussion and Analysis or Plan of Operation.

Plan of Operation Over the Next 12 Months

             Since the Company’s inception, the Flahertys, its principal stockholders, agreed to advance money, from time-to-time, to the Company to cover capital acquisitions and working capital requirements.  This arrangement with the Flahertys was memorialized in December 1999, when the Company and the Flahertys entered into an Advance Agreement, as amended (the “Advance Agreement”), setting forth the terms under which the Flahertys advanced sums to the Company.  As a result, generally all of the Company’s future plans are based on the Company’s assumption that the Flahertys will continue to lend their financial support pursuant to the Advance Agreement.  However, there is nothing in the Advance Agreement which requires the Flahertys to advance money to the Company.  The Advance Agreement only sets forth the terms and conditions of such loans if so effected by the Flahertys.

             Despite the significant investments made by the Company in infrastructure at the Black Mountain facility during fiscal year 1999 and due to the dismissal by the IBLA of the Company’s appeal of the decision of the administrative law judge in the BLM matter, the Company then tentatively agreed with the BLM to cease its operations at the Black Mountain facility by April 1, 2002.  See Item 3 — Legal Proceedings.  The Company currently plans to relocate its millsite facility from the Black Mountain facility.  For the Company to relocate its operations, the Company will be required to incur the costs of dismantling its current operations at the Black Mountain facility and transporting and reassembling the equipment and machinery to a new site.  There is no assurance that the Company will find a suitable location of its operations and that, if found, the Company will have sufficient resources to finance the relocation of its operations.

             To finance the relocation of its operations and the reclamation of the land on which the Black Mountain facility is located, the Company is seeking financing alternatives.  While the Company has had discussions with potential joint venture partners, no agreement has been made.  If adequate financing is not obtained, the Company will be required to reduce or suspend its operations until adequate financing is secured.

Research and Development

             For fiscal year 2001, the Company’s research and development expenses were approximately $293,132, compared to $411,540 for fiscal year 2000, a decrease of $118,408, or 28.8%.  Except to the extent purchases are required in connection with the relocation of the Black Mountain facility, management does not anticipate the need for additional new equipment during the next 12 months, it expects that the Company’s research and development expenses will stay constant or continue to decrease.

             As a result of the significant research and development expenditures and advances made in the fiscal years ended 1999 and 2000, the Company has not needed to spend as much for those items in fiscal year 2001.  Most of the Company’s research and development activities during fiscal year 2001 have focused on or been related to testing and improvement of base metal separation and extraction procedures only.  Additionally, the Company has tentatively agreed with the BLM to discontinue its research and development activities at the Black Mountain facility by April 1, 2002.  See Item 3 – Legal Proceedings.

General and Administrative Expenses

             The Company has seen a modest increase in its general and administrative costs from $678,267 for fiscal year 2000 to $683,791 for fiscal year 2001.  Management attributes this a significant portion of its general and administrative expenses to the retention of attorneys and other professionals in connection with the defense of the actions brought by the BLM and 900 Capital.  See Item 3 – Legal Proceedings.  Additionally, the Company has paid, and expects to continue to pay attorneys’ and accountants’ fees and costs in connection with and as a result of the Company’s successful registration of its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a reporting company, the Company is obligated to comply with the periodic and other reporting requirements under the Exchange Act.

Outlook

             The Company is aware that its transition from an essentially research and development operation into a sustainable commercial production operation could be a difficult and potentially expensive effort, and could be expected to present barriers to both attracting skilled executive management and technical manpower.  In addition, even though the Company invested in the scaling up the size, scope and capability of its Black Mountain facility, the Company has reached a tentative settlement with the BLM to cease its operations by April 1, 2002 and, ultimately, move its operations to another location.  In this regard, the Company has engaged a real estate broker familiar with its operations to search for potential land that the Company could lease or purchase. A relocation of the facilities and equipment would require the Company to shut down its operations, in phases, breakdown the equipment and move it to be re-assembled at the new location.  It is possible to relocate in such a manner that limited production could be performed and maintained on the two sites until the entire facility has been relocated.  The costs of relocating would be unknown until a new site is located and the existing infrastructure and facilities are assessed for compliance with air quality, environmental, traffic and safety standards, regulations and conditions.

Financing and Liquidity

             During its research and development efforts, the Company has not relied on or used traditional outside sources of financing to fund its current operations or to develop its proprietary technology and processes.  The Company has received substantial funding from the Flahertys, its principal stockholders, who continue to advance funds pursuant to the Advance Agreement to further the research and development activities, exchanging those cash advances for capital stock.  The Company, therefore, has not been required to borrow from banks or other traditional financial or capital sources.  While the Flahertys continue to promise their financial support during the transition into commercial production, there is no assurance that such financial support will continue, or that the Company may not find it desirable to seek funding from more traditional financial and capital sources, or that the Company may move to raise additional debt or equity capital to finance its transition into commercial exploitation of its technology.  There is no assurance that, if the Flahertys should terminate the Advance Agreement and thereby terminate their financial support, the Company will be able to borrow from traditional institutional financial sources on acceptable terms or raise debt or equity capital.  In such event, the Company may have to suspend operations, sell its technology, or seek a merger, combination or other strategic alternative.

             As of the fiscal year ended June 30, 2001, the Company had cash of $25,286 and inventories of $94,334, compared with cash of $188,675 and inventories of $89,829 for fiscal year ended June 30, 2000.  The decrease in cash resulted from the continued use of cash in the Company’s operations and the absence of revenue from the Company’s operations.  Over the next 12 months, management believes that the Company will require additional funding from the Flahertys, and other third parties, to cover its relocation costs and operating expenses, including without limitation, payroll, overhead, modest capital expenditures, repairs and replacement parts, supplies, compliance and professional services, taxes and permit fees in an amount between $1 to $5 million.

Expected Significant Changes in Number of Employees

             The Company expects to maintain its personnel at current levels until the Company successfully relocates its operations.  Once the Company is successful in relocating its operations from the Black Mountain facility to another site, the Company may add key senior management to support the administrative and marketing infrastructure and to plan, control and grow the business.

Ability to Continue as a Going Concern

             In its report dated August 20, 2001, the Company’s independent auditors stated that the fact that the Company’s ability to commence operations is dependent on (i) the successful completion of its research and development and (ii) continued advances from the Flahertys or other financing or capital investments, raises substantial doubt as to the Company’s ability to continue as a going concern.  See Item 7 – Financial Statements.

Risk Related to the Company

Limited Operating History

             The Company has been operating under its current management since June 1993.  Since that time, the Company has engaged in limited business operations mostly consisting of the research, development and acquisition of technologies and equipment necessary for the extraction of precious and noble metals from volcanic cinder ore.  Presently, the Company still expends a substantial amount of its resources acquiring and developing equipment and technology for its business operations, and has been operating at a loss since the commencement of its present activities.  There is no assurance that the Company will be able to generate the revenues necessary to be profitable or that the Company will be successful if forced to seek additional funds to further develop or sustain its current limited business operations.

             Inability to Continue as a Going Concern

             We have a history of operating losses.  For the years ended June 30, 2001 and 2000, we have incurred net losses of $2,090,527 and $1,284,268, respectively, and our operations have used $876,322 and $891,484 of cash, respectively.  As of June 30, 2001 and 2000, we had accumulated deficits of $6,781,875 and $4,691,348, respectively.  In addition, the Company’s independent auditors stated that the fact that the Company’s ability to commence operations is dependent on:  (i) the successful completion of its research and development; and (ii) continued advances from the Flahertys or other financing or capital investments, raises substantial doubt as to the Company’s ability to continue as a going concern.  If the Flahertys elect to discontinue their financial support to the Company, we cannot assure you that we will have sufficient capital to finance the relocation of our facilities or fund operations.  Further, there is no assurance that if required to do so the Company would be able to secure other sources of financing on terms acceptable to the Company.

Proprietary Technology May Ultimately Prove Ineffective or Unfeasible

             The Company has been granted a license to use proprietary processes and equipment to process and concentrate volcanic cinder ore to extract precious and noble metals.  Similar attempts have been made by others in the geological, geophysical and/or other related fields with limited success.  The Company has successfully extracted precious and noble metals in test runs at the Black Mountain facility. However, these test runs produced a relatively small amount of metal.  Further, the processes used on different reserves of volcanic cinder ore are different each time depending on the mineral make-up of the deposit. This lack of consistency could result in the Company’s actual costs of production exceeding those anticipated.  There is no assurance that the Company will be able to consistently duplicate the results of the test runs on a continuous basis in a commercially or economically feasible manner.  In addition, the special equipment licensed to and used by the Company could prove costly to maintain or prove unreliable when used on a continuous basis in a commercial setting.

No Revenues from Operations

             Despite the experience and efforts of the directors and officers of the Company, the Company remains in the development stage and therefore has not been profitable since the commencement of its present business activities in June 1993.  There is no assurance the Company will generate revenues in the future, or that such revenues, if generated, will be sufficient to permit the Company to be successful, to expand or to continue operations.

Potential Adverse Impact of Relocating its Operations

             In light of the tentative settlement of the Company’s dispute with the BLM, the Company will cease its operations at the Black Mountain facility by April 1, 2002 and, ultimately, relocate its operations to another site.  Although the Company may remain at the Black Mountain facility, the Company has begun its search for alternative locations for its millsite.  In identifying and relocating to another site, the Company will be required to incur the costs of dismantling the current operations at the Black Mountain facility and transporting and reassembling the equipment and machinery to the new site.  There is no assurance that the Company will find a suitable location of its operations and that, if found, the Company will have sufficient resources to finance the relocation of its operations.  See Item 6 — Management’s Discussion and Analysis or Plan of Operation.

Lack of Market Acceptance of Product and Technology

             The Company believes that there is a resistance to the Company’s product as a result of the general industry belief that it is extremely difficult and economically unfeasible to extract precious and noble metals from volcanic cinder ore.  Companies in the past have attempted to extract precious and noble metals from volcanic cinder ore with poor results. The Company uses a combination of traditional extracting principles and methods with its own proprietary processes and equipment.  Notwithstanding the Company’s success in its test and pilot production runs, there may be an industry backlash to this type of precious and noble metals extraction process.  As a result of this industry perception, there is no assurance that the Company will be able to recruit and retain qualified employees, obtain additional financing if needed, or obtain and retain required governmental permits or licenses.

Potential Inaccuracy of Cinder Ore Reserves and/or Assay Reports

             The Company’s cinder ore reserves and assay reports estimating the presence and amounts of precious and noble metals are based on tests and reports conducted by independent geologists and assayers hired by the Company.  These estimates may be imprecise as they depend on geological interpretation and statistical inferences drawn from procedures which may prove to be unreliable.  There is no assurance that the cinder ore reserve figures or the precious and noble metals estimates on which the Company relies will be accurate.

Termination of License of Proprietary Process or Technology

             The Company uses a proprietary process and the collider, both of which are protected under a patent.  See Part I, Item 1 — Description of Business.  The Company does not own these patents, rather it was granted the right to use them under license agreements which are non-exclusive.  Termination of the licenses would have a material adverse effect on the Company’s operations.

Uncertainties and Delays Associated with Required Governmental Approvals

             Obtaining the necessary government permits is a complex and time-consuming process involving numerous federal, state and local agencies.  The duration and success of each permitting effort is contingent upon many variables not within the Company’s control.  Notwithstanding the Company’s good faith expectations, there is no assurance that any government permit or approval will be issued when anticipated or without conditions that may have a material adverse effect on the project.  In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with existing standards, laws and regulations which may entail unexpected costs and delays depending on the nature of the activity to be permitted and the interpretation of the regulations implemented by the permitting authority.  Substantial delays in obtaining, or failing to obtain, certain government permits or approvals without burdensome conditions could have a material adverse effect on the Company’s operations.

Lack of Funding for Projects

             The Company’s operations require a substantial amount of capital prior to and during the actual production of the doré metal.  Such capital requirements relate to the costs of, among other things, research and development activities, obtaining government permits and complying with bonding requirements established by various regulatory agencies regarding the future remediation and reclamation activities for the Company’s property.  While the Company anticipates that many of its costs of operations will be less than traditional methods of mining precious and noble metals, there is no assurance that the Company will have sufficient funds to finance its operations.

Risks Related to the Industry

Inability to Compete with Larger Mining Companies

             While the Company’s management believes that the processes used by the Company to extract precious and noble metals from volcanic cinder ore are unique to the Company, the Company nonetheless faces competition in the precious and noble metals market from large, established mining companies having substantial capabilities and greater financial and technical resources than the Company.  There is no assurance that the Company will be able to compete with these larger mining companies with respect to the cost and pricing of the end product, to acquire future properties on terms acceptable to the Company or to recruit or retain qualified employees.

Cost of Compliance With and Possible Liability Under Environmental Laws

             The Company is required to comply with numerous environmental laws and regulations imposed by federal and state authorities.  At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mineral processing.

             Many states, including the State of Nevada, have also adopted regulations that establish design, operation, monitoring and closing requirements for mining operations.  Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to insure that the reclamation plan is implemented upon completion of mining operations.  Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and ground water.

             The Company’s compliance with federal and state environmental laws may necessitate significant capital outlays or delays, may have a material adverse effect on the economics of a given property or may cause material changes or delays in the Company’s intended development and production activities.  Further, new or different environmental standards imposed by governmental authorities in the future could have a material adverse effect on the Company’s business operations.  The Company could be jointly and severally liable with current or prior property owners for the treatment, cleanup, remediation and/or removal of substances discovered at or on any of the Company’s properties which are deemed by the federal and/or state and local governments to be toxic or hazardous. Although the Company believes that it does not use any such hazardous substances in its operations, all reasonable and practicable safeguards are used to prevent any liability under applicable laws relating to hazardous substances.  The Company, as it is engaged in mineral processing, is inherently subject to substantial risk that environmental remediation will be required.

Failure to Comply with Regulations of MSHA Resulting in Fines or Loss of Permit

             The Mining Safety and Health Administration (“MSHA”) is the main regulatory agency overseeing health and safety issues in connection with mining and milling operations.  Presently the Company holds a permit issued by MSHA.  MSHA requires that, among other safety standards, certain designated employees complete safety training.  All of the Company’s employees who work at the Black Mountain facility have completed the required training.  Although the Company believes that it is in compliance with all applicable MSHA standards or requirements, violations could result in substantial fines or even the loss of the MSHA permit.  Either penalty could have a material adverse effect on the Company’s operations.

Volatility of the Price of Precious and Noble Metals

             While the Company considers itself a high technology metals processing and smelting company, as opposed to a traditional mining company, the profitability of the Company’s future operations will be affected by the market prices of gold, silver and the platinum group metals.  The price of gold, for example, is currently at depressed levels; however, the prices of platinum group metals have risen in recent years. Prices for precious and noble metals can fluctuate widely and are affected by numerous factors beyond the Company’s control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events and production costs in major gold, precious and noble metals producing regions such as South Africa and the former Soviet Union.  In addition, the price of precious and noble metals is occasionally subject to rapid short-term changes because of speculative activities. There is no assurance that the market prices of precious and noble metals will be sufficient in the future to cover the Company’s operating costs and sustain production.

Uncertainty Related to the Effects of Proposed Legislation for Mining Claims

             During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the “General Mining Law”), which governs mining claims and related activities on federal lands.  In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands.  Beginning in October 1994, a moratorium on the processing of new patent applications was approved.  In addition, a variety of legislation is now pending before the United States Congress to amend further the General Mining Law.  The proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims and enact new reclamation, environmental controls and restoration requirements.  The royalty proposals range from a two percent royalty on “net profits” from mining claims to an eight percent royalty on modified gross income/net smelter returns.  The extent of any such changes that may be enacted is not presently known and the potential impact on the Company as a result of future congressional action is difficult to predict.  If enacted, the proposed legislation could adversely affect the economics of developing and of operating mines on the federal unpatented mining claims held by the Company.  A substantial amount of the Company’s properties consist of unpatented mining claims and the Black Mountain facility is on federal land. See Part I, Item 3 — Properties.  The Company’s operations could therefore be materially and adversely affected by passage of any or all parts of the proposed legislation.

Uncertainty of Title of Mining Claims Resulting in Loss of Right to Possess Property

             The Company’s mining claims and millsite claims are subject to the claims procedures established by the General Mining Law.  See Part I, Item 3 — Properties.  Under this law, if a claimant complies with the statute and the regulations for the location of a mining claim or millsite claim, the claimant obtains a valid possessory right to the land or the minerals contained therein.  To preserve an otherwise valid claim, the claimant must also make certain additional filings with the county in which the land or mineral is situated and the BLM, and pay an annual holding fee of $100 per claim.  If a claimant fails to make the annual holding payment or make the required filings, the mining claim or millsite claim is void or voidable.

             Because mining claims and millsite claims are self-initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests.  It is difficult to ascertain the validity of unpatented mining claims or millsite claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim.  The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and mining claims may be challenged by rival mining claimants and the United States.  Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit.  The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim’s validity is challenged.  It is therefore conceivable that, during times of falling metal prices, claims which were valid when they were located could become invalid if challenged.

             Title to unpatented claims and other mining properties in the western United States typically involves certain other inherent risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations.  No generally applicable title insurance is available for mining or millsite claims.  As a result, the Company’s right to possess its properties may be subject to challenge.  In addition to the general risks and uncertainties associated with mining claims and millsite claims, the Company’s millsite operating permit at the Black Mountain facility is also at risk of being revoked.  See Part II, Item 2 — Legal Proceedings.

Risks Associated with Insufficient Insurance Coverage

             The Company’s operations are subject to all of the operating hazards and risks normally incident to exploring and developing mineral properties and operating a millsite, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents.  Although the Company currently maintains commercial insurance within ranges of coverage consistent with industry practice to ameliorate some of these risks, no assurance can be given that such insurance will continue to be available at economically feasible rates, or that the Company’s insurance is adequate to cover the risks and potential liabilities associated with exploring, owning and operating its properties.  Insurance against environmental risks is not generally available to the Company or to other companies in the mining industry.

Risks Related to the Company’s Common Stock

Limited and Sporadic Trading Market

             Although the Company’s common stock is traded over-the-counter, the trading market for the Company’s common stock is limited and sporadic.  As a result, since the ability to transfer the Company’s common stock is limited, the isolated trades in the Company’s common stock should not be viewed as an established trading market.  Further, holders of the Company’s common stock may not be able to liquidate their shares promptly at a reasonable price.

Control by Officers and Directors

             The Company’s executive officers and directors, individually and through their affiliates, beneficially own 169,319,526 shares of the Company’s common stock, or approximately 91% of the outstanding shares of our common stock.  These stockholders will have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

Issuance of Preferred Stock Without Stockholder Approval

             The Company’s articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights, preferences and limitations as determined by the Board.  Accordingly, the Board is empowered, without prior approval by the holders of the Company’s common stock, to issue shares of preferred stock with dividend, liquidation, redemption, conversion, voting or other rights equal or superior to the rights of the holders of the Company’s common stock.  If issued, preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  The Company may also issue preferred stock as a way to raise additional capital.  Notwithstanding the Board’s authority, the Company has no current plans to issue any of its preferred stock.

Dilution Associated with Future Acquisitions

             The Company periodically considers the acquisition of mining claims, properties and businesses.  In connection with any such future acquisitions, the Company could incur indebtedness or issue equity securities resulting in dilution of the percentage ownership of existing stockholders.  The Company intends to seek stockholder approval for any such acquisitions only to the extent required by applicable law, regulations or stock market listing rules and requirements.  The Company is not contemplating any such acquisitions for the near future.

Reliance upon Current Directors and Officers

             The Company is wholly dependent, at present, upon the personal efforts, know-how and abilities of its directors and officers.  The loss of either of its directors or officers could have a material adverse effect on the Company’s operations.  Presently, the Company does not maintain key-man life insurance policies on its directors and officers.  Further, the development of the proprietary processes used by the Company in connection with the extraction and processing of precious and noble metals from volcanic cinder ore was developed by, and is now licensed from, the Company’s directors and officers.  The resignation or removal of the directors and officers and their subsequent refusal to license such proprietary information would have a material adverse effect on the Company’s operations.  While the Company has no intention of altering the current relationship it has with its directors and officers, there is no assurance that the Company will be able to retain their services.

Item 7.Financial Statements.

PHOENIX METALS U.S.A. II, INC.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report

Balance Sheet at June 30, 2001

Statements of Development Stage Operations for the Years Ended June 30, 2001 and 2000 and the Cumulative Period from July 1, 1993, through June 30, 2001

Statements of Stockholders' Equity (Deficiency) for the Years Ended June 30, 2001 and 2000 and the Cumulative Period from July 1, 1993 through June 30, 2001

Statements of Cash flows for the Years Ended June 30, 2001 and 2000 and the Cumulative Period from July 1, 1993, through June 30, 2001

Notes to Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Phoenix Metals U.S.A. II, Inc.

Las Vegas, NV

We have audited the accompanying  balance sheet of Phoenix Metals U.S.A. II, Inc. (a development stage enterprise)  as of  June 30, 2001, and the related  statements of development stage operations, stockholders’ equity (deficiency) and cash flows for each of the two years and for the cumulative period from July 1, 1993, then ended. These  financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Metals U.S.A. II, Inc. as of June 30, 2001, and the results of its development stage operations and its cash flows for each of the years and for the cumulative period from July 1, 1993, then ended, in conformity with accounting principles. generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5, the Company’s ability to commence operations is dependent upon the successful completion of its research and development and continued advances from stockholders or other financing or capital inflow.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PIERCY, BOWLER, TAYLOR & KERN

August 20, 2001, except as to footnote 10 for which the date is October 9, 2001

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
BALANCE SHEET
JUNE 30, 2001

ASSETS
Current assets
Cash	$25,286
Inventories	94,334
Prepaid expenses	18,785

138,405
Property and equipment, net of accumulated depreciation and amortization	366,451
Mining claims and mineral ore rights	1,712,144

$2,217,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)
Current liabilities
Current portion of long–term debt	$141,114
Accounts payable	108,225
Accrued expenses	13,623
Notes payable	22,264

285,226

Long–term debt, net of current portion	163,970

Advances from stockholders, including accrued interest	593,107

Stockholders’ equity (deficiency)
Preferred stock (preferences to be determined by the Board of Directors upon issuance), $0.01 par value, 30,000,000 shares authorized, none issued
Common stock, $0.0001 par, 500,000,000 shares authorized, 186,360,335 shares issued and outstanding	18,673
Additional paid–in capital	8,347,899
Deficit accumulated in the development stage	(6,781,875)
Less stock subscription receivable, due December 31, 2001	(410,000)

1,174,697

$2,217,000

See Accompanying Notes to Financial Statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF DEVELOPMENT STAGE OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 AND
     THE CUMULATIVE PERIOD FROM JULY 1, 1993, THROUGH JUNE 30, 2001

	2001	2000	Cumulative July 1, 1993 through June 30, 2001

Operating costs and expenses
General and administrative	$683,791	$678,267	$2,514,144
Research and development	293,132	411,540	2,462,332
Depreciation	95,009	85,712	307,909

Loss from operations	(1,071,932)	(1,175,519)	(5,284,385)
Impairment writedown	(704,169)	—	(704,169)
Settlement expense	(275,000)	—	(275,000)
Interest expense	(39,426)	(108,749)	(518,321)

Net loss	$(2,090,527)	$(1,284,268)	$(6,781,875)

Net loss per common share	$(0.011)	$(0.007)	$(0.046)

Weighted average number of common shares outstanding	184,783,175	181,574,936	145,915,684

See Accompanying Notes to Financial Statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 AND
     THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 2001

			Additional paid-in capital	Deficit accumulated during the development stage	Stock subscriptions receivable	Total
	Common stock

	Shares	Par value

From July 1, 1993, through June 30, 1999:
Balances, July 1, 1993	962,288	$96	$547,717	$(999,608)	$	$(451,795)

Stock issuances in connection with change in control and restructuring of business:
Issuance of common stock to new principal stockholders in exchange for land use, mining claims and mineral ore rights in connection with and shortly after change in control	24,532,712	2,453	1,772,547			1,775,000
Quasi-reorganization			(999,608)	999,608
Other issuances of common stock to principal stockholders in exchange for ore reserves, patents and other intellectual property, and other nonmonetary operating assets	147,754,232	14,776	(14,776)
Issuances of common stock to former controlling stockholder in settlement of related party debt	200,000	20	484,827			484,847
Stock sales to unrelated parties for cash and subscriptions receivable	5,996,936	600	617,350		(11,700)	606,250
Contributed services, officer/shareholders			600,000			600,000
Net loss				(3,407,080)		(3,407,080)
Stock subscription payments received					10,200	10,200

Balances, June 30, 1999	179,446,168	17,945	3,008,057	(3,407,080)	(1,500)	(382,578)
Issuance of common stock in payment of stockholders’ advances and related accrued interest	3,000,000	300	3,262,891			3,263,191
Stock sale to unrelated party for subscription receivable	300,000	30	89,970		(90,000)
Contributed services, officer/shareholders			100,000			100,000
Net loss				(1,284,268)		(1,284,268)
Stock subscription payments received					91,500	91,500

Balances, June 30, 2000	182,746,168	18,275	6,460,918	(4,691,348)		$1,787,845
Issuance of common stock in payment of stockholders’ advances and related accrued interest	2,886,895	288	577,091			577,379
Stock sale to unrelated party for subscription receivable	727,272	110	1,209,890		(1,210,000)
Contributed services, officer/shareholders			100,000			100,000
Net loss				(2,090,527)		(2,090,527)
Stock subscription payments received					800,000	800,000

Balances, June 30, 2001	186,360,335	$18,673	$8,347,899	$(6,781,875)	$(410,000)	$1,174,697

See Accompanying Notes to Financial Statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 AND
     THE CUMULATIVE PERIOD FROM JULY 1, 1993, THROUGH JUNE 30, 2001

	2001	2000	Cumulative July 1, 1993 through June 30, 2001

Operating activities
Net cash used in operating activities	$(876,322)	$(891,484)	$(4,276,205)

Investing activities
Purchase of property and equipment	(64,902)	(122,714)	(1,281,197)

Financing activities
Advances from stockholders	577,952	1,023,800	4,563,745
Repayments to stockholders	(550,000)	—	(550,000)
Proceeds from debt	2,528	24,956	268,779
Repayments of debt	(52,645)	(27,012)	(207,786)
Stock subscription payments received	800,000	91,500	901,700
Proceeds from sale of common stock	—	—	606,250

Net cash provided by financing activities	777,835	1,113,244	5,582,688

Net increase (decrease) in cash	(163,389)	99,046	25,286
Cash, beginning	188,675	89,629

Cash, ending	$25,286	$188,675	$25,286

See Accompanying Notes to Financial Statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 AND
     THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 2001

1.          Nature of activities and history:

Phoenix Metals U.S.A. II, Inc. (the Company) is engaged in research and development activities in connection with proprietary processes, fabrication of equipment, in securing all operating permits, and obtaining licenses for patents and technology relating to concentrating, smelting and separating complex refractory ores into pure refined precious and noble metals.  In that regard, the Company has operated a pilot and testing facility on five acres in Nevada to mill, smelt and separate gold, silver, platinum, palladium, rhodium, osmium, and iridium commercially.  In this phase, the Company has developed employee and management training manuals and related procedures, formulas for processing head ore to pure metals, and engineering, fabricating and putting into operation environmentally compatible ore processing systems and facilities.  The amount of ore that has been removed from the Company’s ore reserves to date is insignificant and without measurable cost.

Since the Company’s activities to date have involved principally the development or improvement of processes and techniques to be employed in extraction, rather than mining activities, the costs thereof are accounted for and expensed as provided for in Financial Accounting Standards Board (FASB) Statement No. 2, Research and Development Costs.  In addition, pursuant to the American Institute of Certified Public Accountants’ Statement of Position 98-5, Start-up Costs, the costs of all other start-up activities are expensed as incurred.

The Company is not in the exploration stage and, except to the extent described above, it is not and has not engaged, nor has it incurred any costs, in “exploration” and “development” activities, as those terms are commonly used in the mining industry (for example for prospecting, geophysical analysis, drilling or removing overburden).  Accordingly, the accompanying financial statements include no capitalized costs or related amortization of such costs that might otherwise be amortizable over estimated production.  Only the costs of acquiring or building physical facilities, equipment and mineral ore reserves and mining rights have been capitalized (Note 2).

The Company commenced its development stage activities during the year ended June 30, 1994, as a result of a series of transactions early in that year involving the acquisition of a controlling interest in the Company (then engaged unsuccessfully in an unrelated business and known as Imagenet Systems, Inc.) and the related transfer to the Company by its present principal officer/stockholders of rights to certain mineral ore reserves and land use and mining rights (Note 7) in exchange for common stock.  In connection with the change in control and related transactions, the Company discontinued its unrelated business and adopted “quasi-reorganization” accounting as of July 1, 1993, eliminating its then accumulated deficit of approximately $1,000,000.  No revaluations of assets or liabilities were deemed necessary at the time.

2.          Summary of significant accounting policies:

Inventory

In-process inventories are stated  at  the lower of cost or net realizable value.

Property and Equipment

Property and equipment (Note 3) is stated at cost.  Depreciation, including amortization of leasehold improvements and capitalized leases, which are not material, is computed using the straight–line and declining balance methods over the estimated useful lives of the assets.

Use of Estimates

Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts, some of which may require revision in future periods.

3.          Property and equipment:

Property and equipment at June 30, 2001, after writedown for impairment resulting from the tentative settlement with the BLM (Note 10), consists of the following:

Adjusted Cost

Building and improvements	$48,850
Equipment	593,443
Other	14,148

650,441
Less accumulated depreciation	(283,990)

$366,451

4.          Long-term debt:

Long-term debt at June 30, 2001, consisted of:
Settlement note payable at 8%, collateralized by land use and mining rights, payable at $10,000 monthly, due June 2003 (Note 5)	$250,000
Notes payable at 11.5 – 8.5%, collateralized by vehicles, payable at $1,200 monthly, due May 2000 to June 2003	13,778
Notes payable at 21.81% – 18.90%, collaterized by equipment, payable at $1,019 monthly, due April 2004	41,306

305,084
Less current maturities	(141,114)

$163,970

At June 30, 2001, maturities were:
Year ending June 30,
2002	$141,114
2003	148,751
2004	15,219

$305,084

5.          Commitments and contingencies:

Operating Leases

The Company has noncancelable operating lease agreements for administrative offices, vehicles and telephone equipment.  Rental expense is included in general and administrative expenses and was $103,314 and $93,257 for 2001 and 2000.

The Company’s minimum future lease payments under noncancelable operating leases are as follows as of June 30, 2001:

Year ending June 30,
2002	$104,934
2003	102,114
2004	56,241

Legal Proceedings

On February 24, 1999, a default judgment was entered against the Company in the amount of $597,913.  The judgment stems from a disputed transaction in the period prior to July 1, 1997.  On November 29, 1999, the court entered an order increasing judgment against the Company for additional interest to $609,912.  The court entered an order granting the Company’s motion for an appeal of the default judgment.  Subsequently, on June 1, 2001, the parties to the litigation entered into a settlement agreement whereby the Company paid $25,000 and agreed to pay $275,000 to the plaintiff as full and final settlement of the matters between and among the parties to the litigation pursuant to a payment schedule.  To the extent that the Company provides total principal payments of $250,000 to 900 Capital by June 1, 2002, the Company and the Company’s majority stockholders will have satisfied their entire obligation under the settlement agreement.

The Company has also been engaged in a dispute with the United States Department of Interior, Bureau of Land Management (BLM) over its rights of occupancy with respect to its millsite on certain public lands under the Mining Act of 1872.  (See Note 10).

The Company is also party to other legal proceedings, most of which relate to routine matters.  Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or future operations.

Environmental Obligations

The Company is obligated under federal and state legislation to perform environmental reclamation at its refinery and testing facility.  Management’s estimate of the costs of meeting such obligations, as approved by the state, is not material.

Going Concern

The Company has not had any revenues to date and has accumulated a development stage deficit of $6,781,875 as of June 30, 2001.  Other than the purchases that would be required in connection with the relocation and reclamation of the Black Mountain facility, the Company plans to conduct only a modest level of processing and relatively modest capital expenditures and product research and development during the next 12 months (because it believes it is unnecessary).  Accordingly, in all respects the Company plans to continue to adequately fund its limited operations as may be necessary, with additional advances from its principal stockholders, who are both able and committed to provide such funding, and new capital inflow.

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

The significant components of the Company’s deferred tax assets and liabilities are as follows:

Assets:
Net operating losses carried forward*	$1,698,347
Nondeductible asset valuation adjustments	352,125
Accrued interest to principal shareholders	6,020

2,056,492
Less valuation allowance	(2,028,146)

$28,346

Liabilities:
Depreciation	$28,346

*           As of June 30, 2001, the Company has net operating loss carryforwards of $4,995,137 for federal income tax purposes that will expire if not used during the periods beginning 2010 through 2021.

7.          Related party transactions:

Advances from Stockholders

The Company’s most significant source of financing has been and continues to be advances from its majority stockholders.  Under a related agreement, the funds borrowed were payable on demand and accrue interest at variable rates, currently 5.9%, aggregating $593,107 at June 30, 2001.  However, effective on November 19, 1999, the agreement relative to advances from the principal officer/stockholders was amended to provide that the obligation could be settled at the Company’s option with the Company’s equity securities.  Accordingly, the total advances as of June 30, 1999, of $3,263,191 including accrued interest, were settled in full for 3,000,000 unregistered, restricted shares of the Company’s common stock valued at $1.09 per share in November 1999 and total advances as of September 30, 2000, of $577,379 including accrued interest, was settled in full for 2,886,895 unregistered, restricted shares of the Company’s common stock valued at $0.20 per share in December 2000.  The shares are restricted in that they cannot be freely traded.  For the shares to be re–sold, they must be either registered under the Securities Act of 1933, as amended, and applicable state securities laws, or satisfy the requirements for an exemption from such registration.

The Company’s principal officer/stockholders and directors have served the Company in their respective roles for all periods presented without compensation.  Accordingly, the financial statements include a contribution of capital and compensation expense in all periods equal to the estimated value of such donated services.

Other Issuances of Common Stock

In the fiscal year ended June 30, 1994, the principal officer/stockholders transferred to the Company, in a series of exchange transactions, various land use and mining rights, including ore reserves in Arizona and Nevada, in exchange for an aggregate of 162,286,944 shares of common stock of the Company.  The costs assigned to these assets, and the value of the common stock issued in exchange, consist of the costs incurred by the principal officer/stockholders (transferors’ historical cost basis).

In addition, on several occasions, the Company’s principal officer/stockholders assigned to the Company nonexclusive limited use licenses to certain patents and related intellectual property developed over a number of years for the extraction of gold, silver, and platinum group metals from igneous rocks in exchange for 10,000,000 shares of common stock of the Company issued in January 1998.  Neither the shares nor the assets so acquired have been valued in the balance sheet (although the shares are included as outstanding) because the costs incurred by the stockholders in developing such assets were primarily in the nature of research and development and, therefore, would have been expensed.  There are no continuing royalty obligations in connection with these licenses.

In November 1999, the Company issued a total of 55,000,000 shares to its principal stockholders, which transactions were retroactively rescinded and reversed in February 2000.  Accordingly, these shares were not considered in the weighted average number of shares outstanding for purposes of computing loss per share in the period ended June 30, 2000.

In connection with the 1993 change in control of the Company, obligations to the former principal stockholder were settled in full with the issuance of 200,000 shares valued at the carrying amount of these obligations.

None of the foregoing stock transactions involved any compensation for any services.

8.          Financial instruments:

The carrying amounts of advances from stockholders and other financial instruments approximate their fair value because of their short maturities or because the debt bears variable or fixed interest rates that approximate current rates available on similar borrowings.

9.          Supplemental cash flow information:

In connection with the change in control of the Company in 1993, the Company obtained land use rights, mining claims and mineral ores valued at $1,775,000.  Other non-cash investing and financing activities consisted of acquisition of land by seller financing of $100,000 prior to July 1, 1997, and of the settlement (discussed in Note 7) of $3,263,191 of advances including accrued interest at June 30, 1999 from stockholders by issuing 3,000,000 shares of common stock on November 15, 1999 and of $577,379 of advances including accrued interest at September 30, 2000 from stockholders by issuing 2,886,895 shares of common stock on December 27, 2000.

Cash paid for interest during each of the periods presented was not material.

The following reconciles net loss to cash used in operating activities:

	2001	2000	Cumulative July 1, 1993 through June 30, 2001

Net loss	$(2,090,527)	$(1,284,268)	$(6,781,875)
Depreciation	95,009	85,712	307,909
Impairment	704,169	—	704,169
Settlement	275,000	—	275,000
Contributed services	—	100,000	800,000
(Increase) decrease in operating assets:
Inventories	(4,505)	15,277	(94,334)
Prepaid expenses	5,980	22,670	(18,785)
Other assets	—	21,857	—
Increase (decrease) in operating liabilities:
Accounts payable	8,296	61,382	108,225
Accrued expenses	3,707	(6,299)	13,623
Accrued interest to stockholders	26,549	92,185	409,863

	$(891,484)	$(4,276,205)	$(876,322)

10.        Subsequent Events

On September 11, 2001, the United States was subjected to extensive terrorist attacks likely to have far-reaching effects on economic activity in the country for an indeterminate period.  The near- and long-term impact on the southern Nevada economy and the Company’s operations cannot be predicted at this time but may be substantial.

On October 9, 2001, the Company negotiated and reached a tentative agreement with the BLM through which the Company agreed to dismiss with prejudice certain actions filed by the Company.  In exchange for the dismissals, the Company would be permitted to continue its operations until April 1, 2002, but would be required to begin reclamation on the unused portion of the millsite and, after April 1, 2002, cease operations and begin reclamation of the remaining portion of the millsite.  The Company would complete the reclamation of the millsite in accordance with a reclamation plan approved by the BLM.  Pursuant to the tentative agreement with the BLM, the Company has recorded an impairment write down against its cost of the millsite and certain related improvements.  Additional costs will be incurred to relocate its millsite and to complete reclamation of the millsite that cannot be estimated at this time.

Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             During the last two fiscal years ended June 30, 2000 and 2001, there have been no changes in or disagreements with accountants.

PART III

Item 9.Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of 1934.

             The following table sets forth the name, age and position of each director and officer of the Company as of the date hereof.

Name	Age	Positions Held	Year of Appointment

Diana Lee Flaherty[1]	52	Chairperson of the Board, Chief Executive Officer, Secretary and Treasurer	1993

Robert F. Flaherty[1]	66	Director, Chief Operating Officer and President	1995

1Robert F. Flaherty and Diana Lee Flaherty are husband and wife.

             All directors hold office until the next annual meeting of the stockholders and until their successors are elected and qualified. There are no agreements with respect to the election of directors.  Officers of the Company are appointed by the Board and serve at the will and pleasure of the Board.  Set forth below is certain biographical information regarding the Company’s directors and officers:

             Diana Lee Flaherty is the Chairperson of the Board of Directors, Chief Executive Officer, Secretary and Treasurer of the Company.  She has served the Company in an official capacity since June 1993 and since that time substantially all of her time and efforts have been directed toward the development of the Company.  Ms. Flaherty directs the business operations of the Company, overseeing the performance of the Company’s management team and evaluating the effectiveness of the Company’s proprietary processes.  Ms. Flaherty’s responsibilities also involve arranging for private and institutional project financing and providing direction for short and long-term Company planning.

             Robert F. Flaherty is a director Chief Operating Officer and President of the Company.  He has served the Company in an official capacity since February 1995 and since that time substantially all of his time and efforts have been directed toward the development of the Company. Oversight of the Company’s production operations is one of Mr. Flaherty’s primary responsibilities. Mr. Flaherty also handles recruiting and hiring of the Company’s management team and consultants necessary to expand operations from pilot to commercial production.  Mr. Flaherty designed and coordinated the construction of the Company’s Black Mountain facility, and is instrumental in the application of advanced gold and platinum group metals research and refining technology.  Due to health problems, Mr. Flaherty has reduced his role in the day-to-day management of the Company and Mrs. Flaherty has assumed, in the interim, a greater role in such management.

             Permanent Injunction

             In February 1998, a Judgment of Permanent Injunction and Other Relief was entered in the United States District Court, Central District of California, Western Division against the Company and Mr. Flaherty, enjoining each of them from violating Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and enjoining Mr. Flaherty from future violations of Section 15(a)(1) of the Exchange Act.  The injunction was sought by the U.S. Securities and Exchange Commission (the “SEC”) as a result of allegations that the Company and Mr. Flaherty made material misrepresentations to investors and that funds raised were used personally by Mr. Flaherty.  The Company and Mr. Flaherty consented to the permanent injunction without admitting or denying the allegations.

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

             Compliance with Section 16(a) of the Exchange Act

             Section 16(a) of the Exchange Act requires the Company’s directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Directors, officers and stockholders holding more than 10% of the class of stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

             To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2001, all reports required under Section 16(a) filing requirements were filed as required, except for the Form 4’s for the Flahertys for July 2001 that were filed with the SEC on September 10, 2001.

Item 10.            Executive Compensation.

             The Company has not paid compensation to its directors and officers for the fiscal years ended June 30, 1999, 2000 or 2001.  There are no employment contracts between the Company and any of its directors or officers.  There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.  In addition, the Company is not obligated to pay royalties to the Flahertys on any mineral rights or proprietary rights assigned to the Company.

Item 11.            Security Ownership of Certain Beneficial Owners and Management.

             The following table sets forth the information as of June 30, 2001 with respect to each person known to the Company to be the beneficial owner of more than five percent of any class of the Company’s common stock, each director of the Company and all directors and officers of the Company as a group.  Beneficial ownership includes securities to which a person has sole or shared voting or investment power in any shares or shares to which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class[3]

Common Stock	Diana Lee Flaherty 801 S. Rampart Blvd., #178 Las Vegas, Nevada 89127	169,319,526	91%
Common Stock	Robert F. Flaherty 801 S. Rampart Blvd., #178 Las Vegas, Nevada 89127	169,319,526	91%
Common Stock	Robert F. & Diana L. Flaherty, Inc. 801 S. Rampart Blvd., #178 Las Vegas, Nevada 89127	1,821,196	1%
Common Stock	Dynasty Corporation of Nevada, Inc. 801 S. Rampart Blvd., #178 Las Vegas, Nevada 89127	1,618,762	1%
Common Stock	Total of all Shares Beneficially Owned by Officers and Directors (as a group)	169,319,526	91%

             The Flahertys both serve as officers and directors of the Company.  The beneficial ownership of the Flahertys consists of 86,850,460 shares held by Diana Lee Flaherty, 79,026,108 shares held by Robert F. Flaherty, 1,821,196 shares held by Flaherty, Inc. and 1,618,762 shares held by Dynasty Corporation of Nevada, Inc.  In addition, the Flahertys are the sole stockholders of Flaherty, Inc. and Dynasty Corporation of Nevada, Inc.  The percentages of beneficial ownership are based upon 186,360,335 shares of common stock outstanding as of June 30, 2001.

             There are no arrangements presently known to the Company that could result in a change in control of the Company.

Item 12.            Certain Relationships and Related Transactions.

             During the fiscal years ended June 30, 1999, 2000 and 2001, the Company entered into a series of loan transactions with Flaherty, Inc.  The aggregate principal amount of the loans for those years was approximately $3,463,580, which amount the Company agreed to repay at the interest rate of six percent per annum.  The Flahertys are the beneficial owners of approximately 91% of the Company’s outstanding common stock and are the sole stockholders of Flaherty, Inc.  See Item 11 — Security Ownership of Certain Beneficial Owners and Management.  Subsequently, the Company issued common stock to Flaherty, Inc. to cancel the debt.

             In November 1999, the Company issued an aggregate of 55,000,000 shares of common stock to Flaherty, Inc.  However, this issuance was made in error.  The Flahertys intended to pledge shares of the Company’s common stock issued to Flaherty, Inc. as consideration for a contract for the right to purchase metals and/or concentrates.  The Company was not a party to the contract and the rights to be acquired were to run to the Flahertys.  Upon realizing the error in February 2000, the Company rescinded the resolutions authorizing the issuance.  Certificates representing 55,000,000 shares of common stock were surrendered by Flaherty, Inc. to the Company and cancelled.  Although it is contemplated that the Flahertys could assign all or a portion of their rights to purchase metals or concentrates under the contracts to the Company, presently there are no such plans.

             On January 28, 2000, the Company, Flaherty, Inc. and the Flahertys entered into that certain First Amendment to the Advance Agreement whereby, among other things, the Company issued 3,000,000 shares of its common stock to the Flahertys in exchange for the extinguishment of $3,203,191 in outstanding debt and accrued interest.

             On December 27, 2000, the Company issued an aggregate of 2,886,895 shares of its common stock to the Flahertys (1,443,448 to Diana Lee Flaherty and 1,443,447 to Robert F. Flaherty), pursuant to the terms and conditions of the Advance Agreement as payment for debt incurred by the Company during their 2000 calendar year.  See Part II, Item 4 — Recent Sales of Unregistered Securities.

Item 13.            Exhibits and Reports on Form 8-K.

             (a)         The following exhibits are included as part of this report:

             See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB which is incorporated herein by reference.

             (b)        The Company issued no reports on Form 8-K during the fourth quarter of fiscal year 2001.

SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Metals U.S.A. II, Inc.

Dated:	October 13, 2001	By:	/s/ Diana Lee Flaherty

Diana Lee Flaherty, Chairperson of the Board of Directors, Chief Executive Officer, Secretary and Treasurer

             In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

/s/ Diana Lee Flaherty	Chairperson of the Board of Directors,	October 13, 2001
Chief Executive Officer, Secretary
Diana Lee Flaherty	and Treasurer

	President, Chief Operating Officer	October 13, 2001
and Director
Robert F. Flaherty

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

             No annual report or proxy materials have been or will be sent to the Company’s stockholders in connection with this report.

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT NAME

3.01

Certificate of Amendment and Restatement of the Articles of Incorporation filed with the Nevada Secretary of State on February 25, 2000, incorporated by reference to the Company’s Form 10-SB, as filed with the Securities and Exchange Commission on March 13, 2000.

3.02	Bylaws of the Company dated February 15, 2000, incorporated by reference to the Company’s Form 10-SB, as filed with the Securities and Exchange Commission on March 13, 2000.

4.01	Form of Stock Certificate of Phoenix Metals U.S.A. II, Inc., incorporated by reference to the Company’s Form 10-SB, as filed with the Securities and Exchange Commission on March 13, 2000.

10.01

Corporate Reorganization Agreement by and between Powell Capital Corporation and Imagenét Systems, Inc. dated June 30, 1987, incorporated by reference to the Company’s Form 10-SB, as filed with the Securities and Exchange Commission on March 13, 2000.

10.02

Acquisition Agreement by and between Robert F. Flaherty and Imagenét Systems, Inc. dated June 30, 1993, incorporated by reference to the Company’s Form 10-SB, as filed with the Securities and Exchange Commission on March 13, 2000.

10.03

Assignment of Patent Licensing Agreement by and among Robert F. Flaherty, Diana L. Flaherty and Phoenix Metals U.S.A. II, Inc., incorporated by reference to the Company’s Form 10-SB, as filed with the Securities and Exchange Commission on March 13, 2000.

10.04

Patent Licensing Agreement by and between Robert F. & Diana L. Flaherty, Inc. and Phoenix Metals U.S.A. II, Inc., incorporated by reference to the Company’s Form 10-SB, as filed with the Securities and Exchange Commission on March 13, 2000.

10.05

Advance Agreement by and among Robert F. & Diana L. Flaherty, Inc., Robert F. Flaherty, Diana L. Flaherty and Phoenix Metals U.S.A. II, Inc. dated December 1, 1999, incorporated by reference to the Company’s Form 10-SB, as filed with the Securities and Exchange Commission on February 4, 2000.

10.06

Reincorporation Agreement and Plan of Merger between the Company and Phoenix Metals U.S.A. II, Inc., a Colorado corporation, dated February 15, 2000, incorporated by reference to the Company’s Form 10-SB, as filed with the Securities and Exchange Commission on March 13, 2000.

10.07	First Amendment to Advance Agreement by and among Robert F. & Diana L. Flaherty, Inc., Robert F. Flaherty, Diana L. Flaherty and Phoenix Metals U.S.A. II, Inc. dated January 28, 2000.