Form 10QSB
period 2001-09-30
PHOENIX METALS USA II INC
filed 2001-11-19
CIK 1104816

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2001

OR

☐         TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  ________ to ________

Commission file number:  000-30570

Phoenix Metals U.S.A. II, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4571729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2816 Coastline Court, Las Vegas, Nevada 89117
(Address of principal executive offices)

(702) 947-2178
(Issuer’s telephone number)

801 South Rampart Boulevard, Suite 178, Las Vegas, Nevada 89128
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

YES  ☐  NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:     186,360,335 shares of common stock, $.0001 par value, as of October 31, 2001.

Transitional Small Business Disclosure Format (check one);

YES  ☐  NO  ☒

FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

PHOENIX METALS U.S.A. II, INC.

(A Development Stage Enterprise)

BALANCE SHEET

SEPTEMBER 30, 2001

UNAUDITED

ASSETS

Current assets

Cash	$25,513
Inventories	93,193
Prepaid expenses	18,947
137,653

Property and equipment, net of accumulated depreciation and amortization	343,819

Mining claims and mineral ore rights	1,712,144
$2,193,616

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

Current liabilities

Current portion of long-term debt	$140,844
Notes payable	23,498
Accounts payable	66,449
Accrued expenses	10,561
241,352

Long-term debt, net of current portion	129,549

Advances from stockholders, including accrued interest	811,439

Stockholders equity (deficiency)
Preferred stock (preferences to be determined by the Board of Directors upon issuance), $0.01 par value, 300,000,000 shares authorized, none issued
Common stock, $0.0001 par, 500,000,000 shares authorized, 186,360,335 shares issued and outstanding	18,673
Additional paid-in capital	8,372,899
Deficit accumulated in the development stage	(6,970,296)
Less stock subscription receivable, due December 30, 2001	(410,000)
1,011,276
$2,193,616

See accompanying notes to unaudited financial statements

PHOENIX METALS U.S.A. II, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 AND THE
CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH SEPTEMBER 30, 2001

UNAUDITED

	Three months ended September 30,		Cumulative July 1, 1993 through September 30,
	2001	2000	2001
Operating costs and expenses

General and administrative	$101,452	$231,998	$2,615,596
Research and development	46,884	72,774	2,509,216
Depreciation	22,632	22,177	330,541

Loss from operations	(170,968)	(326,949)	(5,455,353)

Impairment writedown			(704,169)

Settlement expense			(275,000)

Interest expense	(17,453)	(12,275)	(535,774)

Net loss	$(188,421)	$(339,224)	$(6,970,296)

Net loss per common share	$(0.001)	$(0.002)	$(0.046)

Weighted average number of common shares outstanding	186,360,335	182,833,124	152,788,564

See accompanying notes to unaudited financial statements

PHOENIX METALS U.S.A. II, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 AND THE
CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH SEPTEMBER 30, 2001

UNAUDITED

	Three months ended September 30,		Cumulative July 1, 1993 through September 30,
	2001	2000	2001
Operating activities

Net cash used in operating activities	$(174,574)	$(269,746)	$(4,450,779)

Investing activities

Purchases of property and equipment		(53,644)	(1,281,197)

Financing activities

Advances from stockholders	208,258	2,550	4,772,003
Repayments to stockholders		(550,000)	(550,000)
Proceeds from debt	2,872		271,651
Repayments of debt	(36,329)	(6,744)	(244,115)
Stock subscription payments received		800,000	901,700
Proceeds from sale of common stock			606,250

Net cash provided by financing activities	174,801	245,806	5,757,489

Net increase (decrease) in cash	227	(77,584)	25,513

Cash, beginning	25,286	188,675

Cash, ending	$25,513	$111,091	$25,513

See accompanying notes to unaudited financial statements

PHOENIX METALS U.S.A. II, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1.             Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results for the full year.  For further information, please refer to the financial statements of Phoenix Metals U.S.A. II, Inc. (the “Company”), and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, previously filed with the Securities and Exchange Commission.

2.             Contingencies:

Legal Proceedings

On February 24, 1999, a default was entered against the Company in the amount of $597,913.  The default stems from a disputed transaction that occurred in a period prior to July 1, 1999.  On November 29, 1999, the court entered an order of final judgment including additional interest to $609,912.  The court entered an order granting the Company’s motion for an appeal of judgment.  On June 1, 2001, the parties to the litigation entered into a settlement agreement whereby the Company agreed to pay $275,000 to the plaintiff, pursuant to a payment schedule through June 1, 2003, as full and final settlement of the matters between and among the parties to the litigation.  However, to the extent that the Company provides total principal payments of $250,000 to the plaintiff by June 1, 2002, the Company and the Company’s majority stockholders will have satisfied their entire obligation under the settlement agreement.

The Company has been engaged in a dispute with the United State Department of Interior, Bureau of Land Management (“BLM”) over its rights of occupancy with respect to its millsite on certain public lands under the General Mining Law of 1872.  In November 2001, the Company reached an agreement with the BLM through which the Company would be permitted to continue its operations until April 1, 2002, but would be required to begin reclamation on the unused portion of the millsite and, after April 1, 2002, cease operations and begin reclamation of the remaining portion of the millsite.  The Company agreed to complete the reclamation of the millsite by December 1, 2003, in accordance with a reclamation plan approved by the BLM.  Pursuant to the agreement with the BLM, the Company has recorded an impairment write down against its cost of the millsite and certain related improvements.  Additional costs will be incurred to relocate its millsite and to complete reclamation of the millsite that cannot be estimated at this time.

The Company is also a party to various legal proceedings, most of which relate to routine matters incidental to its business.  Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or future operations.

Environmental Obligations

The Company is obligated under federal and state legislation to perform environmental reclamation at its refinery and testing facility.  Management’s estimate of the costs of meeting such obligations, as approved by the state, is not material.

Going Concern

The Company has not had any revenues to date and has accumulated a development stage deficit of $6,970,296 as of September 30, 2001.  The Company plans to conduct only a modest level of increased processing and relatively modest capital expenditures and product research and development during the next 12 months.  The Company is seeking financing to assist the Company in the relocation of its millsite and its continuing operations.  There is no assurance that acceptable financing sources will be located by the Company.

On September 11, 2001, the United States was subjected to extensive terrorist attacks likely to have far-reaching effects on economic activity in the country for an indeterminate period.  The near- and long-term impact on the southern Nevada economy and the Company’s operations cannot be predicted at this time but may be substantial.

3.             Income taxes:

Because the Company has not generated any revenues or otherwise commenced operations, and has engaged in extensive development stage activities over a period that exceeds eight years, it has incurred substantial net operating losses for income tax reporting purposes, the realization of benefits of which cannot be viewed at this time as more likely than not and, accordingly, have effectively been offset by a 100% valuation allowance.

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

Despite the significant investments made by the Company in infrastructure at its millsite in Searchlight, Nevada (the “Black Mountain facility”), the Company has agreed with the BLM to cease its operations at the Black Mountain facility by April 1, 2002.  (See Part II, Item 1 – Legal  Proceedings.)  The Company currently plans to relocate its millsite operations from the Black Mountain facility.  For the Company to relocate its operations, the Company will be required to incur the costs of dismantling its current operations at the Black Mountain facility and transporting and reassembling the equipment and machinery to a new site.  There is no assurance that the Company will find a suitable location of its operations and that, if found, the Company will have sufficient resources to finance the relocation of its operations.

To finance the relocation of its operations and the reclamation of the land on which the Black Mountain facility is located, the Company is seeking financing alternatives.  While the Company has had discussions with potential joint venture partners, no agreement has been made.  If adequate financing is not obtained, the Company may be required to reduce or suspend its operations until adequate financing is secured.

The transition from an essentially research and development operation into a sustainable commercial production operation could be a difficult and potentially expensive effort, and could be expected to present barriers to both attracting skilled executive management and technical manpower.  In addition, even though the Company invested in the expanding the capability of its Black Mountain facility, the Company reached a settlement with the BLM to cease its operations by April 1, 2002 and, ultimately move its operations to another location.  In this regard, the Company has engaged a real estate broker familiar with its operations to search for potential land that the Company could lease or purchase.  A relocation of the facilities and equipment would require the Company to shut down its operations, in phases, breakdown the equipment and move it to be re-assembled at the new location.  It is possible to relocate in such a manner that limited production could be performed and maintained on the two sites until the entire facility has been relocated.  The costs of relocating would be unknown until a new site is located and the existing infrastructure and facilities are assessed for compliance with air quality, environmental, traffic and safety standards, regulations and conditions.

Management does not anticipate the need for additional new equipment during the next 12 months, and it expects that the Company’s research and development expenses will either remain at these levels or continue to decrease.  It is always possible, however, that refinements in technology may offer the Company the opportunity to replace existing equipment with newer, more efficient models.  Thus management reserves the right to make such replacements or acquisitions over the next 12 months.  However, the Company presently has no plans to do so.

The Company has also experienced a decrease in its general and administrative costs from $231,998 for three months ended September 30, 2000, to $101,452 for the three months ended September 30, 2001.  Management attributes this decrease in general and administrative expenses as a result of lower attorney’s and accountants’ fees and costs in the current period when compared to the prior year period.  The Company has paid, and expects to continue to pay, attorneys’ and accountants’ fees and costs in connection with and as a result of the Company’s reporting responsibilities under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Financing and Liquidity

During its research and development efforts, the Company has not relied on or used traditional outside sources of financing to fund its current operations or to develop its proprietary technology and processes.  The Company has received substantial funding from the Flahertys, its principal stockholders, who continue to advance funds pursuant to the Advance Agreement to further the research and development activities.  The Company, therefore, has not been required to borrow from banks or other traditional financial or capital sources.  While the Flahertys continue to promise their financial support during the transition into commercial production, there is no assurance that such financial support will continue, or that the Company may not find it desirable to seek funding from more traditional financial and capital sources, or that the Company may move to raise additional debt or equity capital to finance its transition into commercial exploitation of its technology.  There is no assurance that, if the Flahertys should terminate the Advance Agreement or otherwise discontinue their financial support, the Company will be able to borrow from traditional institutional financial sources on acceptable terms or raise debt or equity capital.  In such event, the Company may have to suspend operations, sell its technology, or seek a merger, combination or other strategic alternative.

As of the three months ended September 30, 2001, the Company had cash of $25,513 compared with cash of $111,091 for the corresponding period in 2000.  The decrease in cash resulted from the continued use of cash in the Company’s operations and the absence of revenue from the Company’s operations.  Over the next 12 months, management believes that the Company will require additional funding from the Flahertys, and other third parties, to cover its relocation and operating expenses, including without limitation, payroll, overhead, modest capital expenditures, repairs and replacement parts, supplies, compliance and professional services, taxes and permit fees in an amount between $1 to $5 million.  Because of cash constraints and in an effort to reduce ongoing office expenses, in November the Company relocated its headquarters back to its original offices located in the home of the Flahertys.

Notwithstanding the above, and while the Company does not anticipate a need to raise additional capital from outside sources to support its operations during the next 12 months in reliance on the Advance Agreement and other potential private equity investors, the Company has begun to take measures and explore various options in connection with potentially raising additional capital from the sale of its securities to the public.  However, no agreements have been negotiated, and no definitive course of action has been undertaken to register and pursue a public offering or private placement of its securities at this time.

Expected Significant Changes in Number of Employees

                The Company expects to maintain its personnel and current levels until the Company successfully relocates its operations.  Once the Company is successful in relocating its operations from the Black Mountain facility to another site, the Company may add key senior management to support the administrative and marketing infrastructure and to plan, control and grow the business.

PART II – OTHER INFORMATION

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

In November 2001, through its negotiations with the BLM, the Company reached an agreement with the BLM under which the Company will dismiss with prejudice the complaint filed with the United States District Court for the District of Nevada and the appeal filed with the BLM.  In exchange for the dismissals, the Company will be permitted to continue its operations at the Black Mountain facility until April 1, 2002, but will be required to begin reclamation on the unused portion of the property and, by April 1, 2002, cease operations and begin reclamation of the remaining portion of the property on which the Black Mountain facility is located.  Under the agreement with the BLM, the Company will be required to complete the reclamation of the Black Mountain facility by December 1, 2003, in accordance with a reclamation plan approved by the BLM.

In relocating its operations, the Company will be required to incur the costs of dismantling the current operations at the Black Mountain facility, locating another site for its operations and transporting and reassembling the equipment and machinery to the new site.  There is no assurance that the Company will find a suitable location of its operations and that, if found, the Company will have sufficient resources to finance the relocation of its operations.  See Item 6 - Management’s Discussion and Analysis or Plan of Operation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Metals U.S.A. II, Inc.

Date:	November 16, 2001	/s/ Diana Lee Flaherty
Diana Lee Flaherty
Chairperson of the Board, Chief Executive Officer, Secretary and Treasurer