Form 10QSB
period 2001-12-31
PHOENIX METALS USA II INC
filed 2002-02-19
CIK 1104816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                              to

Commission file number:    000-30570

Phoenix Metals U.S.A. II, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4571729 (I.R.S. Employer Identification No.)

2816 Coast Line Court, Las Vegas, Nevada 89117
(Address of principal executive offices)

(702) 947-2178
(Issuer's telephone number)

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

        YES /x/    NO / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

         YES / /    NO / /

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 186,360,335 shares of common stock, $.0001 par value, as of February 14, 2002 Transitional Small Business Disclosure Format (check one);

         YES / /    NO /x/

FORM 10-QSB

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
BALANCE SHEET (Unaudited)
DECEMBER 31, 2001 UNAUDITED

ASSETS
Current assets
Cash	$701
Inventories	93,193
Prepaid expenses	19,331

113,225
Property and equipment, net of accumulated depreciation and amortization	321,187
Mining claims and mineral ore rights	1,712,144

$2,146,556

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)
Current liabilities
Current portion of long-term debt	$141,913
Notes payable	27,914
Accounts payable	154,561
Accrued expenses	4,910

329,298

Long-term debt, net of current portion	94,967

Advances from stockholders, including accrued interest	907,787

Stockholders equity (deficiency)
Preferred stock (preferences to be determined by the Board of Directors upon issuance), $0.01 par value, 300,000,000 shares authorized, none issued.
Common stock, $0.0001 par, 500,000,000 shares authorized, 186,360,335 shares issued and outstanding	18,673
Additional paid-in capital	8,397,899
Deficit accumulated in the development stage	(7,192,068)
Less stock subscription receivable	(410,000)

814,504

$2,146,556

See accompanying notes to unaudited financial statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND THE
CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH DECEMBER 30, 2001
UNAUDITED

	Three months ended December 31,		Cumulative July 1, 1993 through December 31, 2001
	2001	2000
Operating costs and expenses
General and administrative	$142,209	$132,228	$2,757,805
Research and development	38,375	83,274	2,547,501
Depreciation	22,632	23,849	353,173

Loss from operations	(203,216)	(239,351)	(5,658,569)
Impairment write down	—	—	704,169
Settlement expense	—	—	275,000
Interest expense	18,556	10,942	554,330

Net loss	$(221,772)	$(250,293)	$(7,192,068)

Net loss per common share	$(0.001)	$(0.001)	$(0.047)

Weighted average number of common shares outstanding	186,360,335	183,630,335	153,775,966

See accompanying notes to unaudited financial statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND THE
CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH SEPTEMBER 30, 2001
UNAUDITED

	Six months ended December 31,		Cumulative July 1, 1993 through December 31, 2001
	2001	2000
Operating costs and expenses
General and administrative	$243,661	$364,226	$2,757,805
Research and development	85,259	156,048	2,547,541
Depreciation	45,264	46,026	353,173

Loss from operations	(374,184)	(566,300)	(5,658,569)
Impairment reserve	—	—	704,169
Settlement expense	—	—	275,000
Interest expense	36,009	23,217	554,330

Net loss	$(410,193)	$(589,517)	$(7,192,068)

Net loss per common share	$(0.002)	$(0.003)	$(0.047)

Weighted average number of common shares outstanding	186,360,335	183,231,730	153,775,966

See accompanying notes to unaudited financial statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND THE
CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH DECEMBER 31, 2001
UNAUDITED

	Six months ended December 31,		Cumulative July 1, 1993 through December 31, 2001
	2001	2000
Operating activities
Net cash used in operating activities	$(254,548)	$(479,840)	$(4,530,753)

Investing activities
Purchases of property and equipment	—	(64,290)	(1,281,197)

Financing activities
Advances from stockholders	292,517	121,156	4,856,262
Repayments to stockholders	—	(550,000)	(550,000)
Proceeds from debt	9,080	—	277,859
Repayments of debt	(71,634)	(13,760)	(279,420)
Stock subscription payments received	—	800,000	901,700
Proceeds from sale of common stock		—	606,250

Net cash provided by financing activities	229,963	357,396	5,812,651

Net increase (decrease) in cash	(24,585)	(186,734)	701
Cash, beginning	25,286	188,675	—

Cash, ending	$701	$1,941	$701

See accompanying notes to unaudited financial statements

PHOENIX METALS U.S.A. II, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

1.    Basis of presentation:

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the financial statements of Phoenix Metals U.S.A.II, Inc. (the Company), and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, previously filed with the Securities and Exchange Commission.

2.    Contingencies:

        Legal Proceedings.    On February 24, 1999, a default was entered against the Company in the amount of $597,913. The judgment stems from a disputed transaction in the period prior to July 1, 1997. On November 29, 1999, the court entered an order of final judgment, including additional interest, of $609,912. The court entered an order granting the Company's motion for an appeal of the judgment. On June 1, 2001, the parties to the litigation entered into a settlement agreement whereby the Company agreed to pay $275,000 to the plaintiff pursuant to a payment schedule through June 1, 2005, as full and final settlement of the matters between and among the parties to the litigation. However, to the extent that the Company provides total principal payments of $250,000 to the plaintiff by June 1, 2002, the Company and the Company's majority stockholders will have satisfied their entire obligation under the settlement agreement. As of February 15, 2002, the Company had not made the January and February payments under the settlement agreement.

        The Company is also engaged in a dispute with the United States Department of Interior, Bureau of Land Management (BLM) over its rights of occupancy with respect to its millsite on certain public lands under the Mining Act of 1872. In November 2001, through its negotiations with the BLM, the Company reached an agreement with the BLM under which the Company will dismiss with prejudice the complaint filed with the United States District Court for the District of Nevada and the appeal filed with the BLM. In exchange for the dismissals, the Company will be permitted to continue its operations at its millsite until April 1, 2002, but will be required to begin reclamation on the unused portion of the property and, by April 1, 2002, cease operations and begin reclamation of the remaining portion of the property on which its millsite is located. Under the agreement with the BLM, the Company will be required to complete the reclamation of its millsite by December 1, 2003, in accordance with a reclamation plan approved by the BLM. Pursuant to the tentative agreement with the BLM, the Company has recorded an impairment write down against its cost of the millsite and certain related improvements. Additional costs will be incurred to relocate its millsite and to complete reclamation of the millsite that cannot be estimated at this time.

        The Company is also party to other legal proceedings, most of which relate to routine matters. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or future operations.

        Environmental Obligations.    The Company is obligated under federal and state legislation to perform environmental reclamation at its refinery and testing facility. Management's estimate of the costs of meeting such obligations, as approved by the state, is not material.

        Going Concern.    The Company has not had any revenues to date and has accumulated a development stage deficit of $7,192,380 as of December 31, 2001. The Company plans to conduct only a modest level of processing and relatively modest capital expenditures and product research and development during the next 12 months (because it believes it is unnecessary). Although the Company is pursuing financing alternatives, the Company is uncertain how it will fund continuing operations.

        On September 11, 2001, the United States was subjected to extensive terrorist attacks likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact on the southern Nevada economy and the Company's operations cannot be predicted at this time but may be substantial.

3.    Income taxes:

        Because the Company has not generated any revenues or otherwise commenced operations, and has engaged in extensive development stage activities over a period of almost eight years, it has incurred substantial losses for income tax reporting purposes, the realization of benefits of which cannot be viewed at this time as more likely than not and, accordingly, have effectively been offset by a 100% valuation allowance.

Item 2.    Management's Discussion and Analysis or Plan of Operation

        The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Company's actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.

  Plan of Operation Over the Next 12 Months

        Despite the significant investments made by the Company in infrastructure at its millsite in Searchlight, Nevada (the "Black Mountain facility"), the Company has agreed with the BLM to cease its operations at the Black Mountain facility by April 1, 2002. (See Part II, Item 1—Legal Proceedings.) The Company currently plans to relocate its millsite operations from the Black Mountain facility. For the Company to relocate its operations, the Company will be required to incur the costs of dismantling its current operations at the Black Mountain facility and transporting and reassembling the equipment and machinery to a new site. A relocation of the facilities and equipment will require the Company to shut down its operations, in phases, breakdown the equipment and move it to be re-assembled at the new location. It is possible to relocate in such a manner that limited production could be performed and maintained on the two sites until the entire facility has been relocated. Although the Company is attempting to locate a new site for its operations, there is no assurance that the Company will find a suitable location or, if found, the Company will have sufficient resources to finance the relocation. The costs of relocating will be unknown until a new site is located and the existing infrastructure and facilities are assessed for compliance with air quality, environmental, traffic and safety standards, regulations and conditions.

        To finance its continuing operations, as well as the relocation of its operations and the reclamation of the land on which the Black Mountain facility is located, the Company is seeking financing alternatives. While the Company has had discussions with potential joint venture partners and other investors, no agreement has been made. If adequate financing is not obtained, the Company may be required to reduce or suspend its operations, sell its technology, or seek a merger, combination or other strategic alternative until adequate financing is secured.

        Management does not anticipate the need for additional new equipment during the next 12 months, and it expects that the Company's research and development expenses will either remain at current levels or continue to decrease. It is always possible, however, that in connection with a relocation of operations, the Company may replace existing equipment with newer, potentially better models. Thus management reserves the right to make such replacements or acquisitions over the next 12 months. However, the Company presently has no plans to do so.

        The Company has experienced a decrease in its general and administrative costs from $364,266 for the six months ended December 31, 2000, to $243,661 for the six months ended December 31, 2001. Management attributes this decrease in general and administrative expenses as a result of lower attorney's and accountants' fees and costs in the current period when compared to the prior year periods. The Company has paid, and expects to continue to pay, attorneys' and accountants' fees and costs in connection with and as a result of the Company's reporting responsibilities under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

  Financing and Liquidity

        Since the Company's inception, the Company has substantially relied on funding provided by its principal stockholders, Robert and Diana Flaherty. Following the recent death of Robert Flaherty, the Company determined that it must rely on third party financing for future operations.

        As of December 31, 2001, the Company had cash of $701, compared with cash of $1,941 at December 31, 2000. The decrease in cash resulted from the continued use of cash in the Company's operations and the absence of revenue from the Company's operations. Over the next 12 months, management believes that the Company will require additional funding to cover its relocation and operating expenses, including without limitation, payroll, overhead, modest capital expenditures, repairs and replacement parts, supplies, compliance and professional services, taxes and permit fees in an amount from $1 million to $5 million. Because of cash constraints and in an effort to reduce ongoing office expenses, in November 2001 the Company relocated its headquarters back to its original offices located in the home of Diana Flaherty.

        On February 24, 1999, a default judgment was entered against the Company in the amount of $597,913. The judgment stems from a disputed transaction in the period prior to July 1, 1997. On November 29, 1999, the court entered an order increasing judgment against the Company for additional interest to $609,912. The court entered an order granting the Company's motion for an appeal of the default judgment. On June 1, 2001, the parties to the litigation entered into a settlement agreement whereby the Company agreed to pay $275,000 to the plaintiff as full and final settlement of the matters between and among the parties to the litigation pursuant to a payment schedule. To the extent that the Company provides total principal payments of $250,000 to 900 Capital by June 1, 2002, the Company and the Company's majority stockholders will have satisfied their entire obligation under the settlement agreement. As of February 15, 2002, the Company had not made the January and February payments under the settlement agreement.

  Expected Significant Changes in Number of Employees

        The Company expects to maintain its personnel and current levels until the Company relocates its operations. If the Company is successful in relocating its operations from the Black Mountain facility to another site, the Company may add key senior management to support the administrative and marketing infrastructure and to plan, control and grow the business. If the Company is unable to relocate its operations, personnel will be reduced to minimal levels.

PART II—OTHER INFORMATION

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

        From September 12, 2000 through September 14, 2000, the parties appeared at trial before an administrative law judge. On May 29, 2001, the administrative law judge concluded that the Company failed to provide sufficient information to rebut the BLM's allegations by a preponderance of the evidence and to support the Company's use and occupancy of the Black Mountain facility. The Company filed an appeal with the Interior Board of Land Appeals for the BLM (the "IBLA") on June 28, 2001.

        On August 16, 2001, the IBLA dismissed the Company's appeal of the decision of the administrative law judge due to procedural error. On August 30, 2001, the Company received a letter from the BLM in which the BLM advised the Company that it had 30 days from the receipt of the letter to begin removing all equipment, structures and foundations from the Black Mountain facility and 90 days to complete the reclamation of the Black Mountain facility, which would include removing all trash and debris, reshaping the site, spreading stockpiled topsoil, reestablishing drainage patterns, removing any spilled hydrocarbons and toxic materials, ripping the surface of compacted areas, seeding the site and plugging the water well. On August 31, 2001, the Company received a letter from the BLM in which the BLM rejected the plan of operations submitted by Robert F. Flaherty based upon the decision of the administrative law judge.

        On September 20, 2001, the Company filed a notice of appeal with the BLM with respect to the BLM's rejection of the plan of operations submitted by Mr. Flaherty. On September 28, 2001, the Company filed with the BLM a petition for stay of the Decision of the Las Vegas Field Office of the BLM of August 31, 2001 pending the outcome of the Company's appeal filed with the BLM on September 20, 2001. In addition, on September 21, 2001, the Company filed a complaint for judicial review and declaratory relief with the United States District Court for the District of Nevada to, among other things, stay the decision of the administrative law judge.

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

        In relocating its operations, the Company will be required to incur the costs of dismantling the current operations at the Black Mountain facility, locating another site for its operations and transporting and reassembling the equipment and machinery to the new site. Although the Company is attempting to locate a new site for its operations, there is no assurance that the Company will find a suitable location and that, if found, the Company will have sufficient resources to finance the relocation of its operations. See Item 6—Management's Discussion and Analysis or Plan of Operation.

Item 5.    Other Information

        Robert F. Flaherty died on December 29, 2001. Mr. Flaherty was the President, Director and a principal stockholder of the Company. Following the death of Mr. Flaherty, his wife, Diana Flaherty, assumed the position of President of the Company in addition to her roles as Chairperson of the Board, Chief Executive Officer, Secretary and Treasurer of the Company.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX METALS U.S.A. II, INC.

Date: February 15, 2002	/s/ DIANA LEE FLAHERTY Diana Lee Flaherty Chairperson of the Board, Chief Executive Officer, Secretary and Treasurer

QuickLinks

FORM 10-QSB TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PHOENIX METALS U.S.A. II, INC. (A Development Stage Enterprise) BALANCE SHEET (Unaudited) DECEMBER 31, 2001 UNAUDITED
PHOENIX METALS U.S.A. II, INC. (A Development Stage Enterprise) STATEMENTS OF OPERATIONS (Unaudited) FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH DECEMBER 30, 2001 UNAUDITED
PHOENIX METALS U.S.A. II, INC. (A Development Stage Enterprise) STATEMENTS OF OPERATIONS (Unaudited) FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH SEPTEMBER 30, 2001 UNAUDITED
PHOENIX METALS U.S.A. II, INC. (A Development Stage Enterprise) STATEMENTS OF CASH FLOWS (Unaudited) FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND THE CUMULATIVE PERIOD FROM JULY 1, 1993 THROUGH DECEMBER 31, 2001 UNAUDITED
PHOENIX METALS U.S.A. II, INC. (A Development Stage Enterprise) NOTES TO FINANCIAL STATEMENTS UNAUDITED
Item 2. Management's Discussion and Analysis or Plan of Operation
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
SIGNATURES